Form 10-Q
period 1993-12-31
HONDO OIL & GAS CO
filed 1994-02-14
CIK 76696

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 1993

                                       OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to


                           Commission File Number 0-52


                             HONDO OIL & GAS COMPANY
             (Exact name of registrant as specified in its charter)


                 Delaware                                   95-1998768
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)


            410 East College Boulevard, Roswell, New Mexico  88201
           (Address of principal executive offices)    (Zip Code)


       Registrant's telephone number, including area code:  (505) 625-8700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The registrant has one class of common stock outstanding. As of February 7, 1994, 13,006,892 shares of registrant's $1 par value common stock were outstanding.

Exhibit Index is located on page 18.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1993

                                                                    PAGE


   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements


              Consolidated Balance Sheets as of December
              31, 1993  and September 30,1993                         3


              Consolidated Statements of Operations for
              the three months ended December 31, 1993
              and 1992                                                4

              Consolidated Statements of Cash Flows for
              the  three months ended December 31, 1993
              and 1992                                                5

              Notes to Consolidated Financial Statements              7


     ITEM 2   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                             12


   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                       16


   SIGNATURES                                                        17

                                  PART I

   Item 1     FINANCIAL STATEMENTS


                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                December 31,    September 30.
                                                    1993            1993
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $919            $601
     Accounts receivable                               1,118           4,266
     Inventory                                           302             770
     Prepaid expenses and other                          417             165
                                                -------------   -------------
       Total current assets                            2,756           5,802

   Properties, net                                    15,452          15,910
   Net assets of discontinued
     operations (Note 2)                               7,892           7,750
   Other assets                                          658             680
                                                -------------   -------------
                                                     $26,758         $30,142
                                                =============   =============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $560          $1,871
     Current portion of long-term debt                   220             210
     Accrued expenses and other                          513           1,992
                                                -------------   -------------
       Total current liabilities                       1,293           4,073

   Long-term debt, including $74,505
     payable to a related party                       78,615          78,828
   Deferred taxes (Note 5)                               561             561
   Other liabilities, including $1,131 in fiscal
     1994 payable to a related party (Note 3)          4,192           2,495
                                                -------------   -------------
                                                      84,661          85,957

   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,006,892                        13,007          13,007
     Additional paid-in capital                       43,807          43,807
     Accumulated deficit                            (114,717)       (112,629)
                                                -------------   -------------
                                                     (57,903)        (55,815)
                                                -------------   -------------
                                                     $26,758         $30,142
                                                =============   =============


   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the three months ended
                                                         December 31,
                                                -----------------------------
                                                    1993            1992
                                                -------------   -------------

   REVENUES

   Sales and operating revenue                          $329           $  --
   Gain (loss) on sale of assets                        (295)            151
   Other income                                           84             417
                                                -------------   -------------
                                                         118             568
                                                -------------   -------------

   COSTS AND EXPENSES

   Operating costs                                       302              55
   Depreciation, depletion, and amortization              78              99
   General and administrative                            693           1,389
   Costs of exploration and exploratory
     dry holes                                             2              46
   Interest on indebtedness including $1,131
     and $800, respectively, to a related party        1,131             808
                                                -------------   -------------
                                                       2,206           2,397
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (2,088)         (1,829)
   Income tax expense (Note 5)                            --              --
                                                -------------   -------------
   Loss from continuing operations                    (2,088)         (1,829)

   Loss from discontinued operations (Note 2)             --          (1,200)
                                                -------------   -------------
   Net Loss                                          ($2,088)        ($3,029)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.16)         ($0.14)
     Discontinued operations                              --          ($0.09)
                                                -------------   -------------
     Loss per share                                   ($0.16)         ($0.23)
                                                =============   =============

   Weighted average common and common
     equivalent shares outstanding                13,006,892      13,006,942







   The accompanying notes are an integral part of these financial statements.


                                           HONDO OIL & GAS COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (In Thousands)

                                                                  For the three months ended
                                                                         December 31,
                                                                -----------------------------
                                                                    1993            1992
                                                                -------------   -------------

   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($2,088)        ($1,829)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation, depletion and amortization                           78              99
       (Gain) loss on sale of assets                                     295            (151)
       Costs of exploratory dry holes                                     --              (4)
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                         1,656             516
           Inventory                                                     468              --
           Prepaid expenses and other                                   (252)           (497)
           Other assets                                                   (6)             42
         Increase (decrease) in:
           Accounts payable                                           (1,311)           (993)
           Accrued expenses and other                                   (609)         (2,858)
           Other liabilities                                           1,697           1,433
                                                                -------------   -------------
         Net cash used by continuing operations                          (72)         (4,242)
                                                                -------------   -------------

     Pretax loss from discontinued operations                             --          (1,200)
     Adjustments to reconcile pretax loss from discontinued
       operations to net cash used by discontinued operations:
       Depreciation and amortization                                      --             829
       Provision for losses, net of utilization                         (118)         (4,318)
       Decrease in operating assets                                       --           4,369
       Decrease in operating liabilities                                  --          (5,189)
                                                                -------------   -------------
         Net cash used by discontinued operations                       (118)         (5,509)
                                                                -------------   -------------

         Net cash used by operating activities                          (190)         (9,751)
                                                                -------------   -------------











                                                 (Continued)


                                           HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
                                               (In Thousands)

                                                                  For the three months ended
                                                                         December 31,
                                                                -----------------------------
                                                                    1993            1992
                                                                -------------   -------------

   Cash flows from investing activities:
     Proceeds from sale of assets                                      1,383           1,698
     Capital expenditures                                               (672)         (3,671)
                                                                -------------   -------------
         Net cash provided (used) by investing activities                711          (1,973)
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                   --              --
     Principal payments on long-term debt                               (203)           (241)
                                                                -------------   -------------
         Net cash used by financing activities                          (203)           (241)
                                                                -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from all operations                                                 318         (11,965)

   Less net decrease in cash and cash equivalents from
     discontinued operations                                              --            (820)
                                                                -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from continuing operations                                          318         (11,145)

   Cash and cash equivalents at the beginning of the period              601          20,475
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $919          $9,330
                                                                =============   =============




















   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The Hondo Company (hereinafter referred to as "Hondo") presently owns 78% of Hondo Oil's common stock.

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies except for implementation of Statement of Financial Account Standards ("SFAS") No. 109, "Accounting for Income Taxes", as further described in Note 5. There have not been any significant developments or changes in contingent liabilities and commitments.

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the fiscal year ended September 30, 1993.

       (b)    Earnings Per Share
              ------------------

       Net income (loss) per share amounts have been computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Fully diluted per share amounts are not presented as the effect of the exercise of stock options is not significant.

       (c)    Inventory
              ---------

       Inventory, which consists entirely of lease and well equipment in Colombia, is valued at the lower of cost or net realizable value.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993

                       (All Dollar Amounts in Thousands)


   2)  Discontinued Operations
       -----------------------

       Effective March 31 and September 4, 1991, respectively, the Company adopted plans of disposal for its refining and marketing and real estate segments. In October 1992, the Fletcher refinery was placed in a cold shut-down and subsequently the facility was used to terminal crude oil and petroleum products for third parties. On September 15, 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii.
       These assets represent the material portion of the Company's refining and marketing segment. The transaction closed on October 1, 1993 at which time $992 of the net accrued proceeds of $1,992 were received. Additional net proceeds of $229 have been received in the current quarter and further proceeds will be received when certain components of the refinery equipment are sold by the buyer.

       Revenue of the refining and marketing segment for the quarter ended December 31, 1992 was $267. Operating losses of discontinued operations for the quarters ended December 31, 1993 and 1992 were $118 and $5,437, respectively, and were charged against loss provisions established in earlier periods. An additional loss provision of $1,200 pertaining to the real estate segment was recorded for the quarter ended December 31, 1992. The Company has recorded no loss provisions for discontinued operations this fiscal year.

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating losses from discontinued operations for the quarters ended December 31, 1993 and 1992 include interest expense of $72 and $709, respectively. Total interest expense allocated to discontinued operations, both expensed and capitalized, includes $635 attributable to Lonrho Plc for the quarter ended December 31, 1992.

       A summary of the segments' net assets is as follows:

                                                December 31,    September 30.
                                                    1993            1993
                                                -------------   -------------

       Refining and Marketing:
         Properties, net                                $100            $100
         Loss provisions, net                            (31)           (100)
                                                -------------   -------------
           Refining and marketing net assets              69              --

       Real estate                                     7,823           7,750
                                                -------------   -------------
                                                      $7,892          $7,750
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993

                       (All Dollar Amounts in Thousands)


   3)  Other Liabilities
       -----------------

       In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest will either be added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date. As a result, the accrued interest is classified as a long-term liability. Subsequent to December 31, 1993, the Company entered into an agreement with the City of Long Beach which provides, among other things, that payment of amounts due to the City of Long Beach arising from the Company's interest in the Long Beach Unit, Wilmington Oil Field, California, (THUMS) including $542 classified as a current liability at September 30, 1993, will be deferred. Accordingly, all liabilities to the City of Long Beach are now classified as long-term. Other liabilities consist of the following:

                                                December 31,    September 30.
                                                    1993            1993
                                                -------------   -------------

       Interest payable                               $1,131          $   --
       City of Long Beach                              1,637           1,332
       Other                                           1,424           1,163
                                                -------------   -------------
                                                      $4,192          $2,495
                                                =============   =============

   4)  Cash Flow Information
       ---------------------

       Cash interest expense paid for the three months ended December 31, 1993 and 1992 was $0 and $3,874, respectively.

   5)  Income Taxes
       ------------

       As required by the provisions of SFAS No. 109, the Company changed its method of accounting for income taxes from the provisions of SFAS No. 96, "Accounting For Income Taxes", to the provisions of SFAS No. 109, "Accounting For Income Taxes", effective October 1, 1993. The change in accounting method had no material effect on the Company's financial position, results of operations, or components of income tax expense for the current or previous fiscal years. Accordingly, no cumulative effect of a change in accounting principle has been reported and footnote disclosures regarding the components of income tax expense have been omitted.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993

                       (All Dollar Amounts in Thousands)


   5)  Income Taxes (Continued)
       ------------

       Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted effective tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96, which has been superseded by Statement 109. Among other changes, Statement 109 changes the recognition and measurement criteria for deferred tax assets included in Statement 96.

       The Company provides for income taxes based on estimated annual effective rates. The Company has investment tax credit carryforwards of approximately $4,096. The Company has recorded current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. Deferred income taxes are recorded to the extent that tax net operating losses are not available to offset future reversals of temporary differences.

       Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                                    1993
                                                                -------------

       Deferred tax assets, long-term:
         Net operating loss carryforwards                            $35,223
         Valuation allowance                                         (26,992)
                                                                -------------
                                                                       8,231
                                                                -------------
       Deferred tax liabilities, long-term:
         Financial reporting basis of real estate in excess
           of income tax basis                                         8,671
         Income tax depreciation in excess of financial
           reporting depreciation                                        121
                                                                -------------
                                                                       8,792
                                                                -------------
         Net deferred tax liabiity                                      $561
                                                                =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993

                       (All Dollar Amounts in Thousands)


   5)  Income Taxes (Continued)
       ------------

       The difference between income tax expense from continuing operations and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before income taxes are as follows:

                                                  For the three months ended
                                                         December 31,
                                                -----------------------------
                                                    1993            1992
                                                -------------   -------------

       Benefit on book loss computed at the
         effective statutory rate                      ($708)          ($622)
       Losses from foreign operations                     69              65
       Net operating loss for which no benefit
         is recognized                                   639             557
                                                -------------   -------------
                                                        $ --            $ --
                                                =============   =============

 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL DISCUSSION
     ------------------

     Continuing Operations

     The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract") in Colombia. Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, entered into a Farmout Agreement dated August 9, 1993 under which Amoco Colombia Petroleum Company ("Amoco Colombia") will earn a participating interest in Hondo Magdalena's Opon Contract in the Middle Magdalena Valley of Colombia.
     Under the terms of the Farmout Agreement, Amoco Colombia will earn a 50% interest in the Opon Contract. Hondo Magdalena retains a 30% interest. To earn the interest, Amoco Colombia paid $3.0 million in cash and is paying Hondo Magdalena's costs related to the fifth-year obligations under the Opon Contract, the Opon No. 3 well, a well to the La Paz formation. Amoco Colombia may withdraw and relinquish its interest after drilling the first farmout well. Amoco Colombia also has an option to conduct further seismic evaluation of the contract area at its expense. Subsequent to completion of the fifth-year contract obligations, Amoco Colombia may either (i) pay Hondo Magdalena an additional $5.0 million and all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract, a La Paz formation well, or (ii) relinquish 5% of their interest to Hondo Magdalena and pay all of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract. Amoco Colombia will again have the option to withdraw and relinquish its interests after the drilling of the second farmout well.

     The Company commenced the drilling of the Opon No. 3 well on October 12, 1993. The Opon No. 3 well was commenced with a smaller drilling rig in order to meet time constraints under the Opon Contract. After drilling the first portion of the hole to approximately 500 feet and setting surface casing, the smaller drilling rig was moved off the well site. The well site was completed in early January 1994 and a larger rig was moved in to complete the drilling of the well. The drilling of the well recommenced on January 31, 1994.

     Hondo Magdalena now serves as operator of the Opon Contract. Amoco Colombia has exercised its right under the Opon Contract to become operator effective March 1, 1994. The drilling of the sixth-year obligation well under the Opon Contract must be commenced by July 15, 1994. Management expects that the well will be financed by Amoco Colombia under the terms of the Farmout Agreement described above.

     Because of losses in prior years and decreases in shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. Management has taken steps to improve the Company's ability to meet the Exchange's guidelines and preserve the listing; however, no assurances can be given that the Company's shares will remain listed on the Exchange in the future.

     In 1965, the Company (then Pauley Petroleum Inc.) acquired a nonoperating contractor's interest in the Long Beach Unit, Wilmington Oil Field, California ("THUMS"). The principal economic benefit of the interest was the right to receive approximately 4,000 barrels per day of THUMS crude oil that the Company used in conjunction with the Fletcher refinery. Following the sale of the refinery in October 1993, the Company's interest in the Unit, which had been marginally profitable at best, became a potentially severe cash drain due to the recent decline in crude oil prices.

     On February 2, 1994 the Company entered into an agreement with the City of Long Beach whereby the Company and the City of Long Beach released each other from their respective rights and obligations under the THUMS contracts, effective January 1, 1994. The agreement also provides that amounts due the City of Long Beach of approximately $1.6 million will be paid on or before January 1, 1997, or prior to that date, if the Company has free available cash flow from the Opon No. 3 well or any other assets. The amount due is not subject to interest charges.


     Discontinued Operations

     The Company has listed its 11 acre Via Verde Bluffs property in the City of San Dimas with a real estate broker on an exclusive basis. The Company has also entered into preliminary discussions with a potential buyer for the 105 acre Valley Gateway property in the City of Santa Clarita. No agreement has been reached on either property at this time and no assurances can be given that these negotiations will lead to a contract for sale. The recent earthquake in Southern California had no material effect on the Company's undeveloped real estate holdings although major damage occurred to freeways serving the Valley Gateway property.


     RESULTS OF OPERATIONS
     ---------------------

     Overall, continuing and discontinued operations resulted in a loss of $2.1 million, or 16 cents per share, for the quarter ended December 31, 1993 and $3.0 million, or 23 cents per share, for the comparable period last year. The net loss from continuing operations of $2.1 million, or 16 cents per share, for the quarter ended December 31, 1993 is $0.3 million, or 2 cents per share, higher than the loss from the comparable period of the prior year. The net loss of $1.2 million, or 9 cents per share, from discontinued operations for the quarter ended December 31, 1992 has no comparable figure in the current quarter.

     Due to the sale of substantially all of the Company's domestic oil and gas properties in June 1992 and continuing reductions in the Company's few remaining business activities, the results of continuing operations for the quarters ended December 31, 1993 and 1992 are not comparable and may not be indicative of the Company's future operating results. Operating revenues, gain (loss) on sale of assets, other income, operating costs, depreciation, and costs of exploration are all comprised of non-recurring transactions in both periods.

     The decrease in general and administrative expense of $0.7 million between the quarters arises primarily from reductions in the number of employees, offices, and aircraft.

     Total interest expense in the current quarter of $1.1 million is less than total interest expense of $1.6 million for the quarter ended December 31, 1992. The net decrease of $0.5 million arises from lower interest rates in the current quarter, offset by an increase in outstanding debt of $11.8 million between the quarters. The amounts reported in the consolidated statements of operations appear to increase by $0.3 million because $0.8 million of interest expense was allocated to discontinued operations for the quarter ended December 31, 1992.

     Operating losses of discontinued operations, which are charged against previously established loss provisions, amounted to $0.1 million and $5.4 million for the quarters ended December 31, 1993 and 1992, respectively. The amounts are not comparable due to the sale of substantially all of the Company's discontinued refining and marketing segment in September 1993. A loss provision of $1.2 million was recorded against the carrying value of the discontinued real estate operations for the quarter ended December 31, 1992. No loss provisions were necessary in the current quarter.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     During the quarter ended December 31, 1993, cash inflows of $1.4 million arose from the sale of assets. The Company utilized cash of $0.1 million each to finance continuing and discontinued operations and to make scheduled debt repayments of $0.2 million. In addition, the Company expended $0.6 million and $0.1 million on capital projects for continuing operations and discontinued real estate operations, respectively. Overall, cash balances for the period increased by $0.3 million.

     At December 31, 1993, the Company had cash balances of $0.9 million. In addition, the Company has an outstanding facility with Lonrho Plc totalling $4.0 million, of which $3.0 million has been drawn to date.

     In December 1993 the Company reached an agreement with Lonrho Plc for the restructuring of the terms of all of the Company's debt to Lonrho Plc. The agreement was effective as of September 30, 1993, and provides for all accrued interest on the respective loans at that date to be added to principal. The interest rate for each loan is reduced to 6%, and interest is payable semi-annually. The Company may offer payment of future interest in shares of its common stock, and Lonrho may either accept such payment in kind or add the amount of the interest due to principal. This restructuring will substantially decrease the Company's debt service. For fiscal 1994, the change in interest rate will reduce interest obligations on Lonrho debt by approximately $3.0 million. The ability to pay interest in kind or capitalize interest will allow the Company to service its debt while cash resources are scarce.

     The Farmout Agreement with Amoco Colombia is expected to provide funds for the Company's capital expenditure obligations under the Opon Contract. While Amoco Colombia is committed to drilling the fifth-year obligation well, it has the option to withdraw from the Opon Contract upon completion of that well. If Amoco Colombia elects to withdraw after the completion of the fifth-year well, the Company does not have sufficient funds available to meet the sixth-year obligation, a well which must be commenced prior to July 15, 1994.

     Based upon the Company's budget, existing cash and available facilities, as well as the projected receipt of proceeds from asset sales, are projected to provide sufficient funds to finance the Company's business activities during fiscal 1994. The timing of receipt of proceeds from the sale of certain equipment of Fletcher under the purchase and sale agreement and the receipt of $5.0 million from Amoco Colombia after the Opon No. 3 well is completed, each during fiscal 1994, are important parts of management's projected cash flows. Failure to receive these monies would materially and adversely affect the Company's liquidity. The Company continues to pursue opportunities for the early sale of other assets, including the Company's real estate assets in California. The Company has curtailed all non-essential capital and other expenditures in order to conserve cash.

     The Company's management believes that, before successful completion of the Opon No. 3 well, additional debt or equity funds, beyond that which may be provided under the agreements described above, may be unavailable to the Company. The Company's cash resources in the near future may be limited to cash on hand, an additional $1.0 million remaining under a line of credit from Lonrho Plc and the net proceeds of sales of certain assets. Cash from operations are not expected to be a source of funds unless and until the Opon Project begins commercial production.

     The Company's management believes that its Opon Project has significant potential to be developed in conjunction with Colombia's planned natural gas transmission network and that the Company's future revenues will be derived from this source. Successful completion of the Opon No. 3 well currently being drilled is essential to the Company's ability to obtain additional financing for the future development of the Opon Project. Obtaining additional sources of funds is vital to the Company's long-term ability to successfully develop the Opon Project. Unless and until success is achieved at Opon, substantial doubt will exist as to the Company's ability to continue as a going concern. There can be no assurance that the Opon Project will be successfully developed or that alternative sources of funds will become available in the future.

                                     PART II



Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulation S-K are incorporated by reference. Refer to the Exhibit Index on page 18.


          (b) One report on Form 8-K was filed during the quarter ended December 31, 1993. The report was dated October 12, 1993 and reported the sale of the Company's wholly-owned subsidiary, Fletcher Oil and Refining Company as well as certain other assets included in the Company's discontinued refining and marketing segment.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HONDO OIL & GAS COMPANY
                                              (Registrant)



       Date February 11, 1994           /s/ I. P. Brownlow
            -----------------           ------------------
                                        I. P. Brownlow
                                        Vice President and
                                        Chief Financial Officer


       The above officer of the registrant has signed this report as its duly authorized representative and as its principal financial officer.

                                  EXHIBIT INDEX





Exhibit Number                 Subject
- --------------              -------------

  10.1                      Letter Agreement dated
                            February 2, 1994
                            between the Company
                            and the City of Long
                            Beach, excluding exhibits

**10.2                      Hondo Oil & Gas Company 1993
                            Stock Incentive Plan, excluding
                            exhibits. (incorporated by
                            reference to Exhibit A to
                            the Company's Proxy Statement
                            on Schedule 14A filed with the
                            Securities and Exchange Commission
                            on January 28, 1994.)





































**  Incorporated by reference