Form 10-Q
period 1994-03-31
HONDO OIL & GAS CO
filed 1994-05-13
CIK 76696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1994

                                       OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to


                          Commission File Number 0-52


                            HONDO OIL & GAS COMPANY
             (Exact name of registrant as specified in its charter)


                       Delaware                                95-1998768
             (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)               Identification No.)

      410 East College Blvd, Roswell, New Mexico                    88201
       (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (505) 625-8700

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes X   No
                                                      ---    ---


   The registrant has one class of common stock outstanding. As of May 9, 1994, 13,006,892 shares of registrant's $1 par value common stock were outstanding.




   Page 1 of 16                         There are no exhibits to this report.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE SIX MONTHS ENDED MARCH 31, 1994

                                                                    PAGE


   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements


              Consolidated Balance Sheets as of March
              31, 1994 and September 30,1993                          3


              Consolidated Statements of Operations for
              the three months ended March 31, 1994 and 1993          4

              Consolidated Statements of Operations for
              the six months ended March 31, 1994 and 1993            5

              Consolidated Statements of Cash Flows for
              the six months ended March 31, 1994 and 1993            6

              Notes to Consolidated Financial Statements              8

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    12



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                       16


   SIGNATURES                                                        16

                                  PART I

   Item 1     FINANCIAL STATEMENTS


                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                  March 31,     September 30,
                                                    1994            1993
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                        $1,264            $601
     Accounts receivable                               1,152           4,266
     Inventory                                           137             770
     Prepaid expenses and other                          297             165
                                                -------------   -------------
       Total current assets                            2,850           5,802

   Properties, net                                    14,523          15,910
   Net assets of discontinued
     operations (Note 2)                               7,983           7,750
   Other assets                                          630             680
                                                -------------   -------------
                                                     $25,986         $30,142
                                                =============   =============


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $355          $1,871
     Current portion of long-term debt                   220             210
     Accrued expenses and other                          299           1,992
                                                -------------   -------------
       Total current liabilities                         874           4,073

   Long-term debt, including $75,505 and $74,505,
     respectively, payable to a related party         79,622          78,828
   Deferred taxes (Note 5)                               561             561
   Other liabilities, including $2,250 in fiscal
     1994 payable to a related party (Note 3)          5,312           2,495
                                                -------------   -------------
                                                      86,369          85,957

   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
     shares authorized; shares issued and
     outstanding: 13,006,892                          13,007          13,007
     Additional paid-in capital                       43,807          43,807
     Accumulated deficit                            (117,197)       (112,629)
                                                -------------   -------------
                                                     (60,383)        (55,815)
                                                -------------   -------------
                                                     $25,986         $30,142
                                                =============   =============

   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the three months ended
                                                          March 31,
                                                -----------------------------
                                                    1994            1993
                                                -------------   -------------

   REVENUES

   Sales and operating revenue                           $26             $21
   Gain on sale of assets                                 --              26
   Overhead reimbursement and other income               243             115
                                                -------------   -------------
                                                         269             162
                                                -------------   -------------

   COSTS AND EXPENSES

   Operating costs                                       137               8
   Depreciation, depletion, and amortization              66              89
   General and administrative                            487           1,143
   Interest on indebtedness including $1,119
     and $826, respectively, to a related party        1,119             829
   Loss on sale of assets                                940              --
                                                -------------   -------------
                                                       2,749           2,069
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (2,480)         (1,907)
   Income tax expense (Note 5)                            --              --
                                                -------------   -------------
   Loss from continuing operations                    (2,480)         (1,907)

   Loss from discontinued operations (Note 2)             --              --
                                                -------------   -------------
   Net Loss                                          ($2,480)        ($1,907)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.19)         ($0.15)
     Discontinued operations                              --              --
                                                -------------   -------------
     Loss per share                                   ($0.19)         ($0.15)
                                                =============   =============

   Weighted average common and common
     equivalent shares outstanding                13,006,892      13,006,999








   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                   For the six months ended
                                                          March 31,
                                                -----------------------------
                                                    1994            1993
                                                -------------   -------------

   REVENUES

   Sales and operating revenue                          $355             $21
   Gain on sale of assets                                 --             177
   Overhead reimbursement and other income               327             532
                                                -------------   -------------
                                                         682             730
                                                -------------   -------------

   COSTS AND EXPENSES

   Operating costs                                       439              63
   Depreciation, depletion, and amortization             144             188
   General and administrative                          1,180           2,532
   Costs of exploration and exploratory
     dry holes                                             2              46
   Interest on indebtedness including $2,250
     and $1,627, respectively, to a related part       2,250           1,637
   Loss on sale of assets                              1,235              --
                                                -------------   -------------
                                                       5,250           4,466
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (4,568)         (3,736)
   Income tax expense (Note 5)                            --              --
                                                -------------   -------------
   Loss from continuing operations                    (4,568)         (3,736)

   Loss from discontinued operations (Note 2)             --          (1,200)
                                                -------------   -------------
   Net Loss                                          ($4,568)        ($4,936)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.35)         ($0.29)
     Discontinued operations                              --           (0.09)
                                                -------------   -------------
     Loss per share                                   ($0.35)         ($0.38)
                                                =============   =============

   Weighted average common and common
     equivalent shares outstanding                13,006,892      13,006,972






   The accompanying notes are an integral part of these financial statements.

                                           HONDO OIL & GAS COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (In Thousands)


                                                                   For the six months ended
                                                                          March 31,
                                                                -----------------------------
                                                                    1994            1993
                                                                -------------   -------------
   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($4,568)        ($3,736)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation, depletion and amortization                          144             188
       (Gain) loss on sale of assets                                   1,235            (177)
       Costs of exploratory dry holes                                     --              86
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                         1,634             899
           Inventory                                                     633              --
           Prepaid expenses and other                                   (132)           (234)
           Other assets                                                   (6)             38
         Increase (decrease) in:
           Accounts payable                                           (1,516)         (1,831)
           Accrued expenses and other                                   (785)         (3,790)
           Other liabilities                                           2,817           3,630
                                                                -------------   -------------
         Net cash used by continuing operations                         (544)         (4,927)
                                                                -------------   -------------

     Pretax loss from discontinued operations                             --          (1,200)
     Adjustments to reconcile pretax loss from discontinued
       operations to net cash used by discontinued operations:
       Depreciation and amortization                                      --           1,390
       Provision for losses, net of utilization                         (250)         (7,509)
       Decrease in operating assets                                       --           4,968
       Decrease in operating liabilities                                  --          (5,478)
                                                                -------------   -------------
         Net cash used by discontinued operations                       (250)         (7,829)
                                                                -------------   -------------

         Net cash used by operating activities                          (794)        (12,756)
                                                                -------------   -------------











                                                 (Continued)

                                           HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
                                               (In Thousands)


                                                                   For the six months ended
                                                                          March 31,
                                                                -----------------------------
                                                                    1994            1993
                                                                -------------   -------------
   Cash flows from investing activities:
     Proceeds from sale of assets                                      1,458           1,720
     Capital expenditures                                               (805)         (8,569)
                                                                -------------   -------------
         Net cash provided (used) by investing activities                653          (6,849)
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                1,000              --
     Principal payments on long-term debt                               (196)           (234)
                                                                -------------   -------------
         Net cash provided (used) by financing activities                804            (234)
                                                                -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from all operations                                                 663         (19,839)

   Less net decrease in cash and cash equivalents from
     discontinued operations                                              --            (957)
                                                                -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from continuing operations                                          663         (18,882)

   Cash and cash equivalents at the beginning of the period              601          20,475
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                 $1,264          $1,593
                                                                =============   =============




















   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The Hondo Company (hereinafter referred to as "Hondo") owns 78% of Hondo Oil's common stock.

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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1993.

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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994

                       (All Dollar Amounts in Thousands)


   2)  Discontinued Operations
       -----------------------

       Effective March 31 and September 4, 1991, respectively, the Company adopted plans of disposal for its refining and marketing and real estate segments. In October 1992, the Fletcher refinery was placed in a cold shut-down and subsequently the facility was used to terminal crude oil and petroleum products for third parties. On September 15, 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represent the material portion of the Company's refining and marketing segment. The transaction closed on October 1, 1993 at which time $992 of the net accrued proceeds of $1,992 were received. Additional net proceeds of $179 have been received subsequently and further proceeds will be received when certain components of the refinery equipment are sold by the buyer.

       Operating losses of discontinued operations for the quarters ended March 31, 1994 and 1993 were $127 and $3,158, respectively. Corresponding amounts for the six months ended March 31, 1994 and 1993 were $246 and $8,595, respectively, and were charged against loss provisions established in earlier periods. A loss provision of $1,200 pertaining to the real estate segment was recorded for the quarter ended December 31, 1992. The Company has not recorded a loss provision for discontinued operations this fiscal year.

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating losses from discontinued operations for the quarters ended March 31, 1994 and 1993 include interest expense of $70 and $698, respectively. Corresponding amounts for the six months ended March 31, 1994 and 1993 were $142 and $1,407, respectively. Total interest expense allocated to discontinued operations, both expensed and capitalized, includes $823 and $1,661 attributable to Lonrho Plc for the quarter and six months ended March 31, 1993, respectively.

       A summary of the segments' net assets is as follows:

                                                  March 31,     September 30,
                                                    1994            1993
                                                -------------   -------------

       Refining and Marketing:

         Properties, net                              $   --            $100
         Loss privisions, net                             --            (100)
                                                -------------   -------------
           Refining and marketing net assets              --              --

         Real estate                                   7,983           7,750
                                                -------------   -------------
         Net assets                                   $7,983          $7,750
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994

                       (All Dollar Amounts in Thousands)


   3)  Other Liabilities
       -----------------

       In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,250, classified as a long-term liability as of March 31, 1994, was added to the outstanding principal balances on April 1, 1994.

       During the quarter ended March 31, 1994, the Company entered into an agreement with the City of Long Beach which provides, among other things, that payment of amounts due to the City of Long Beach arising from the Company's interest in the Long Beach Unit, Wilmington Oil Field, California (THUMS), including $542 classified as a current liability at September 30, 1993, will be deferred. Accordingly, all liabilities to the City of Long Beach are now classified as long-term. Other liabilities consist of the following:

                                                  March 31,     September 30,
                                                    1994            1993
                                                -------------   -------------

         Interest payable to Lonrho Plc               $2,250          $   --
         City of Long Beach                            1,637           1,332
         Other                                         1,425           1,163
                                                -------------   -------------
                                                      $5,312          $2,495
                                                =============   =============


   4)  Cash Flow Information
       ---------------------

       Cash interest expense paid for the six months ended March 31, 1994 and 1993 was $133 and $3,912, respectively.


   5)  Income Taxes
       ------------

       As required by the provisions of SFAS No. 109, the Company changed its method of accounting for income taxes from the provisions of SFAS No. 96, "Accounting For Income Taxes", to the provisions of SFAS No. 109, "Accounting For Income Taxes", effective October 1, 1993. The change in accounting method had no material effect on the Company's financial position, results of operations, or components of income tax expense for the current or previous fiscal years. Accordingly, no cumulative effect of a change in accounting principle has been recognized and the footnote disclosures required by SFAS No. 109 have been omitted.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994

                       (All Dollar Amounts in Thousands)

   5)  Income Taxes (continued)
       ------------------------

       Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on reversals of differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted effective tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96, which has been superseded by Statement 109. Among other changes, Statement 109 changes the recognition and measurement criteria for deferred tax assets included in Statement 96.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL DISCUSSION
       ------------------

       Continuing Operations

       The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract") in Colombia. Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, entered into a Farmout Agreement dated August 9, 1993 under which Amoco Colombia Petroleum Company ("Amoco Colombia") will earn a participating interest in Hondo Magdalena's Opon Contract in the Middle Magdalena Valley of Colombia. Under the terms of the Farmout Agreement, Amoco Colombia will earn a 50% interest in the Opon Contract from Hondo Magdalena. Hondo Magdalena retains a 30% interest. To earn the interest, Amoco Colombia paid $3.0 million in cash and is paying Hondo Magdalena's costs related to the fifth-year obligations under the Opon Contract, the Opon No. 3 well, a well to the La Paz formation. Amoco Colombia also has an option to conduct further seismic evaluation of the contract area at its expense. After drilling of the Opon No. 3, Amoco Colombia may (i) withdraw and relinquish its interest or, (ii) pay Hondo Magdalena an additional $5.0 million and all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract, another La Paz formation well, or (iii) relinquish 5% of its interest to Hondo Magdalena and pay all of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract. Amoco Colombia will again have the option to withdraw and relinquish its interests after the drilling of the second farmout well.

       The Company commenced the drilling of the Opon No. 3 well on October 12, 1993. The Opon No. 3 well was commenced with a smaller drilling rig in order to meet time constraints under the Opon Contract. The drilling of the well recommenced on January 31, 1994 with a larger top-drive drilling rig. The well has been drilled to approximately 9,500 feet, where an intermediate casing string is being installed. After the casing is set, drilling will continue to the target depth of 13,000 feet.

       Amoco Colombia exercised its right under the Farmout Agreement to become operator effective March 1, 1994. The drilling of the sixth-year obligation well under the Opon Contract must be commenced by July 15, 1994. However, Amoco Colombia is presently seeking an extension of this date from the Colombian national oil company.

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

       Effective May 1, 1994, The Anderson Company, a wholly-owned subsidiary, sold the Company's office building and certain furniture and equipment in Roswell, New Mexico, for $0.7 million in cash and deferred payments. A loss of $0.9 million resulted, largely due to real estate market conditions in Roswell. The sale will further reduce the Company's expenses. The Company will continue to occupy a portion of the building under a lease with the buyer.

       Discontinued Operations

       The Company has listed its 11 acre Via Verde Bluffs property in the City of San Dimas and its 105 acre Valley Gateway property in the City of Santa Clarita with real estate brokers. The Company has entered into
       preliminary discussions with potential buyers for both properties.   No
       agreement has been reached on either property at this time and no assurances can be given that these negotiations will lead to a contract for sale.

       RESULTS OF OPERATIONS
       ---------------------

       Due to the sale of substantially all of the Company's domestic oil and gas properties in June 1992 and continuing reductions in the Company's business activities, the results of continuing operations are not comparable and may not be indicative of the Company's future operating results. Operating revenues, gain (loss) on sale of assets, overhead reimbursement and other income, operating costs, and costs of exploration are primarily comprised of non-recurring transactions in both periods.

       Quarters Ended March 31, 1994 and 1993

       Continuing operations reported losses of $2.5 million, or 19 cents per share, for the quarter ended March 31, 1994 and $1.9 million, or 15 cents per share, for the comparable period last year.

       Loss on sale of assets for the quarter ended March 31, 1994 includes a loss of $0.9 million arising from the sale of the Company's office building and certain furniture and equipment in Roswell, New Mexico.

       The decrease in general and administrative expense of $0.6 million between the quarters arises primarily from reductions in the number of employees, offices, and aircraft.

       Total interest expense in the current quarter of $1.1 million is less than total interest expense of $1.6 million for the quarter ended March 31, 1993. The net decrease of $0.5 million arises from lower interest rates in the current quarter, offset by an increase in outstanding debt of $13.0 million between the quarters. The amounts reported in the consolidated statements of operations increased by $0.3 million because $0.8 million of interest expense was allocated to discontinued operations for the quarter ended March 31, 1993.

       Operating losses of discontinued operations, which are charged against previously established loss provisions, amounted to $0.1 million and $3.2 million for the quarters ended March 31, 1994 and 1993, respectively.
       The amounts are not comparable due to the sale of substantially all of the Company's discontinued refining and marketing segment in September 1993. No additional loss provisions have been recorded in the current quarter.

       Six Months Ended March 31, 1994 and 1993

       Continuing operations reported losses of $4.6 million, or 35 cents per share, for the six months ended March 31, 1994 and $3.7 million, or 29 cents per share, for the comparable period last year.

       Loss on sale of assets includes a loss of $0.9 million recorded for the period ended March 31, 1994, as described above.

       Operating expenses for the six months ended March 31, 1994 arise primarily from obsolescence of pipe inventories in Colombia.

       The decrease in general and administrative expense of $1.3 million between the six month periods arises primarily from reductions in the number of employees, offices, and aircraft.

       Total interest expense for the six months ended March 31, 1994 of $2.2 million is less than total interest expense for the year-earlier period of $3.3 million. The net decrease of $1.1 million between the periods arises from lower interest rates, offset by an increase in outstanding debt of $13.0 million. The amounts reported in the consolidated statements of operations increased by $0.6 million because $1.7 million of interest expense was allocated to discontinued operations for the six months ended March 31, 1993.

       Operating losses of discontinued operations, which are charged against previously established loss provisions, amounted to $0.2 million and $8.6 million for the six months ended March 31, 1994 and 1993, respectively. The amounts are not comparable due to the sale of substantially all of the Company's discontinued refining and marketing segment in September 1993. A loss provision of $1.2 million was recorded against the carrying value of the discontinued real estate operations for the quarter ended December 31, 1992. No additional loss provisions have been recorded in the current period.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       During the six months ended March 31, 1994, cash inflows of $1.5 million and $1.0 million arose from the sale of assets and borrowings from Lonrho Plc under existing loan agreements, respectively. The Company utilized cash of $0.5 million and $0.3 million to finance continuing and discontinued operations, respectively, and made scheduled debt repayments of $0.2 million. In addition, the Company expended $0.6 million and $0.2 million on capital projects for continuing operations and discontinued real estate operations, respectively. Overall, cash balances for the period increased by $0.7 million to $1.3 million.

       In December 1993 the Company reached an agreement with Lonrho Plc for the restructuring of the terms of all of the Company's debt to Lonrho Plc. The agreement was effective as of September 30, 1993, and provided for all accrued interest on the respective loans at that date to be added to principal. The interest rate for each loan was reduced to 6%, and interest is now payable semi-annually. The Company may offer payment of future interest in shares of its common stock, and Lonrho may either accept such payment in kind or add the amount of the interest due to principal. Lonrho Plc selected the latter option for interest due April 1, 1994. This restructuring substantially decreases the Company's debt service. The ability to pay interest in kind or capitalize interest will allow the Company to service its debt while cash resources are scarce.

       The Farmout Agreement with Amoco Colombia is expected to provide funds for the Company's capital expenditure obligations under the Opon Contract in the near term. While Amoco Colombia is committed to drilling the fifth-year obligation well, it has the option to withdraw from the Opon Contract upon completion of that well. If Amoco Colombia elects to withdraw after the completion of the fifth-year well, the Company does not have sufficient funds available to meet the sixth-year obligation, a well which must be commenced prior to July 15, 1994.

       The Company's existing cash balances are projected to be sufficient to finance the Company's business activities during fiscal 1994. Cash flow projections for fiscal 1995 assume receipt of (i) $5.0 million from Amoco Colombia after the Opon No. 3 well is completed and, (ii) proceeds from the sale of certain equipment of Fletcher under the purchase and sale agreement. Failure to receive these monies would materially and adversely affect the Company's liquidity in fiscal 1995. The Company has curtailed all non-essential capital and other expenditures in order to conserve cash.

       The Company's management believes that, before successful completion of the Opon No. 3 well, additional debt or equity funds, may be unavailable to the Company. The Company's cash resources in the near future may be limited to cash on hand and the net proceeds of sales of certain assets. Cash from operations are not expected to be a source of funds unless and until the Opon Project begins commercial production.

       The Company's management believes that its Opon Project has significant potential to be developed in conjunction with Colombia's planned natural gas transmission network and that the Company's future revenues will be derived from this source. Successful completion of the Opon No. 3 well and, possibly, the sixth-year obligation well, are essential to the Company's ability to obtain additional financing for the development of the Opon Project. Obtaining additional sources of funds is vital to the Company's long-term ability to successfully develop the Opon Project. Unless and until success is achieved at Opon, substantial doubt will exist as to the Company's ability to continue as a going concern. There can be no assurance that the Opon Project will be successfully developed or that alternative sources of funds will become available in the future.

                                     PART II



Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  There are not exhibits to this report.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.







                                   SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)



            Date May 12, 1994                /s/ I. P. Brownlow
            -----------------                -----------------------
                                             I. P. Brownlow
                                             Vice President and
                                             Chief Financial Officer


            The above officer of the registrant has signed this report as its duly authorized representative and as its principal financial officer.