Form 10-Q
period 1994-06-30
HONDO OIL & GAS CO
filed 1994-08-10
CIK 76696

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  June 30, 1994

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


   The registrant has one class of common stock outstanding. As of August 9, 1994, 13,006,892 shares of registrant's $1 par value common stock were outstanding.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE NINE MONTHS ENDED JUNE 30, 1994

                                                                    PAGE


   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements


              Consolidated Balance Sheets as of
                June 30, 1994 and September 30,1993                   3


              Consolidated Statements of Operations for
                the three months ended June 30, 1994 and 1993         4

              Consolidated Statements of Operations for
                the nine months ended June 30, 1994 and 1993          5

              Consolidated Statements of Cash Flows for
                the nine months ended June 30, 1994 and 1993          6

              Notes to Consolidated Financial Statements              8

     ITEM 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  12



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                       17


   SIGNATURES                                                        17

                                  PART I

   Item 1     FINANCIAL STATEMENTS


                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                  June 30,      September 30,
                                                    1994            1993
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $838            $601
     Accounts receivable                               1,043           4,266
     Inventory                                           137             770
     Prepaid expenses and other                          146             165
                                                -------------   -------------
       Total current assets                            2,164           5,802

   Properties, net                                    13,863          15,910
   Net assets of discontinued
     operations (Note 2)                               6,779           7,750
   Other assets                                        1,120             680
                                                -------------   -------------
                                                     $23,926         $30,142
                                                =============   =============


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $406          $1,871
     Current portion of long-term debt                   220             210
     Accrued expenses and other                          267           1,992
                                                -------------   -------------
       Total current liabilities                         893           4,073

   Long-term debt, including $77,755 and $74,505,
     respectively, payable to a related party         81,880          78,828
   Deferred taxes (Note 5)                               561             561
   Other liabilities, including $1,174 in fiscal
     1994 payable to a related party (Note 3)          4,186           2,495
                                                -------------   -------------
                                                      87,520          85,957

   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
     shares authorized; shares issued and
     outstanding: 13,006,892                          13,007          13,007
     Additional paid-in capital                       43,807          43,807
     Accumulated deficit                            (120,408)       (112,629)
                                                -------------   -------------
                                                     (63,594)        (55,815)
                                                -------------   -------------
                                                     $23,926         $30,142
                                                =============   =============

   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the three months ended
                                                           June 30,
                                                -----------------------------
                                                    1994            1993
                                                -------------   -------------

   REVENUES

   Sales and operating revenue                           $12             $91
   Overhead reimbursement and other income                16             176
                                                -------------   -------------
                                                          28             267
                                                -------------   -------------

   COSTS AND EXPENSES

   Operating costs                                        77             218
   Depreciation, depletion, and amortization              38              90
   General and administrative                            545           1,119
   Costs of exploration and exploratory
     dry holes                                            --             966
   Interest on indebtedness including $1,174
     and $849, respectively, to a related party        1,174             850
   Loss on sale of assets                                  5               7
                                                -------------   -------------
                                                       1,839           3,250
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (1,811)         (2,983)
   Income tax expense (Note 5)                            --              --
                                                -------------   -------------
   Loss from continuing operations                    (1,811)         (2,983)

   Loss from discontinued operations (Note 2)         (1,400)         (2,800)
                                                -------------   -------------
   Net Loss                                          ($3,211)        ($5,783)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.14)         ($0.23)
     Discontinued operations                           (0.11)          (0.22)
                                                -------------   -------------
     Loss per share                                   ($0.25)         ($0.45)
                                                =============   =============

   Weighted average common and common
     equivalent shares outstanding                13,006,892      13,006,996







   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the nine months ended
                                                           June 30,
                                                -----------------------------
                                                    1994            1993
                                                -------------   -------------

   REVENUES

   Sales and operating revenue                          $367            $112
   Gain on sale of assets                                 --             170
   Overhead reimbursement and other income               343             708
                                                -------------   -------------
                                                         710             990
                                                -------------   -------------

   COSTS AND EXPENSES

   Operating costs                                       516             281
   Depreciation, depletion, and amortization             182             278
   General and administrative                          1,725           3,651
   Costs of exploration and exploratory
     dry holes                                             2           1,012
   Interest on indebtedness including $3,424 and
     $2,476, respectively, to a related party          3,424           2,487
   Loss on sale of assets                              1,240              --
                                                -------------   -------------
                                                       7,089           7,709
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (6,379)         (6,719)
   Income tax expense (Note 5)                            --              --
                                                -------------   -------------
   Loss from continuing operations                    (6,379)         (6,719)

   Loss from discontinued operations (Note 2)         (1,400)         (4,000)
                                                -------------   -------------
   Net Loss                                          ($7,779)       ($10,719)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.49)         ($0.52)
     Discontinued operations                           (0.11)          (0.31)
                                                -------------   -------------
     Loss per share                                   ($0.60)         ($0.83)
                                                =============   =============

   Weighted average common and common
     equivalent shares outstanding                13,006,892      13,006,980






   The accompanying notes are an integral part of these financial statements.

                                           HONDO OIL & GAS COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (In Thousands)


                                                                  For the nine months ended
                                                                           June 30,
                                                                -----------------------------
                                                                    1994            1993
                                                                -------------   -------------
   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($6,379)        ($6,719)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation, depletion and amortization                          182             278
       (Gain) loss on sale of assets                                   1,240            (170)
       Costs of exploratory dry holes                                     --           1,051
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                         1,731             894
           Inventory                                                     633            (928)
           Prepaid expenses and other                                     19            (230)
           Other assets                                                   72            (206)
         Increase (decrease) in:
           Accounts payable                                           (1,465)         (1,726)
           Accrued expenses and other                                   (755)         (3,594)
           Other liabilities                                           3,941           4,811
                                                                -------------   -------------
         Net cash used by continuing operations                         (781)         (6,539)
                                                                -------------   -------------

     Pretax loss from discontinued operations                         (1,400)         (4,000)
     Adjustments to reconcile pretax loss from discontinued
       operations to net cash used by discontinued operations:
       Depreciation and amortization                                       3           2,206
       Gain on sale of assets                                             (6)           (436)
       Provision for losses, net of utilization                          999          (3,716)
       Decrease in operating assets                                       --           6,564
       Decrease in operating liabilities                                  --          (9,636)
                                                                -------------   -------------
         Net cash used by discontinued operations                       (404)         (9,018)
                                                                -------------   -------------

         Net cash used by operating activities                        (1,185)        (15,557)
                                                                -------------   -------------










                                                 (Continued)

                                           HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
                                               (In Thousands)


                                                                  For the nine months ended
                                                                           June 30,
                                                                -----------------------------
                                                                    1994            1993
                                                                -------------   -------------
   Cash flows from investing activities:
     Proceeds from sale of assets                                      1,467           3,201
     Capital expenditures                                               (857)        (11,763)
                                                                -------------   -------------
         Net cash provided (used) by investing activities                610          (8,562)
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                1,000           3,600
     Principal payments on long-term debt                               (188)           (227)
                                                                -------------   -------------
         Net cash provided by financing activities                       812           3,373
                                                                -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from all operations                                                 237         (20,746)

   Less net decrease in cash and cash equivalents from
     discontinued operations                                              --            (829)
                                                                -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from continuing operations                                          237         (19,917)

   Cash and cash equivalents at the beginning of the period              601          20,475
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $838            $558
                                                                =============   =============




















   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994

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

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies except for implementation of Statement of Financial Account Standards ("SFAS") No. 109, "Accounting for Income Taxes", as further described in Note 5. There have not been any significant developments or changes in contingent liabilities and commitments except as described in Note 6.

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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994

                       (All Dollar Amounts in Thousands)


   2)  Discontinued Operations
       -----------------------

       Effective March 31 and September 4, 1991, respectively, the Company adopted plans of disposal for its refining and marketing and real estate segments. In October 1992, the Fletcher refinery was placed in a cold shut-down and subsequently the facility was used to terminal crude oil and petroleum products for third parties. On September 15, 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represent the material portion of the Company's refining and marketing segment. The transaction closed on October 1, 1993 at which time $992 of the net accrued proceeds of $1,992 were received. Additional net proceeds of $129 have been received subsequently and further proceeds will be received when certain components of the refinery equipment are sold by the buyer.

       Operating income (losses) of discontinued operations for the quarters ended June 30, 1994 and 1993 were ($155) and $105, respectively. Corresponding amounts for the nine months ended June 30, 1994 and 1993 were ($401) and ($8,490), respectively, and were charged against loss provisions established in earlier periods. The Company recorded loss provisions for discontinued operations of $1,400 and $4,000 for the nine months ended June 30, 1994 and 1993, respectively. The $1,400 charge recorded in the current quarter pertains to the real estate assets and arises as a result of local market conditions, current sale negotiations, and the timing of possible sales.

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating losses from discontinued operations for the quarters ended June 30, 1994 and 1993 include interest expense of $71 and $701, respectively. Corresponding amounts for the nine months ended June 30, 1994 and 1993 were $213 and $2,108, respectively. Total interest expense allocated to discontinued operations, both expensed and capitalized, includes $835 and $2,496 attributable to Lonrho Plc for the quarter and nine months ended June 30, 1993, respectively.

       A summary of the segments' net assets is as follows:

                                                  June 30,      September 30,
                                                    1994            1993
                                                -------------   -------------

       Refining and Marketing:
         Properties, net                              $   --            $100
         Loss provisions, net                             --            (100)
                                                -------------   -------------
           Refining and marketing net assets              --              --
       Real estate                                     6,779           7,750
                                                -------------   -------------
         Net assets                                   $6,779          $7,750
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994

                       (All Dollar Amounts in Thousands)


   3)  Other Liabilities
       -----------------

       In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,250 for the six-month period ended March 31, 1994 was added to the outstanding principal balances on April 1, 1994.

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

                                                  June 30,      September 30,
                                                    1994            1993
                                                -------------   -------------

         Interest payable to Lonrho Plc               $1,174          $   --
         City of Long Beach                            1,637           1,332
         Other                                         1,375           1,163
                                                -------------   -------------
                                                      $4,186          $2,495
                                                =============   =============


   4)  Cash Flow Information
       ---------------------

       Cash interest expense paid for the nine months ended June 30, 1994 and 1993 was $223 and $4,010, respectively.


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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994

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

       The Company provides for income taxes based on estimated annual effective rates. The Company records current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. Deferred income taxes are recorded to the extent that tax net operating losses are not available to offset future reversals of temporary differences.


   6)  Contingencies
       -------------

       In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer for certain federal and state excise taxes arising from periods prior to the sale. Fletcher Oil and Refining Company ("Fletcher") recently notified the Company that an audit for California Motor Vehicle Fuels Tax is underway and a preliminary review by present Fletcher employees indicates that a significant liability may exist. The Company has retained a consultant to evaluate the possible contingent liability. The consultant's initial review has indicated that a liability may exist, but that the data is incomplete and an accurate determination cannot presently be reached. Management believes that it is reasonably possible a liability of up to $900 may exist. As of June 30, 1994, no amounts have been accrued for this contingency.

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            GENERAL DISCUSSION
            ------------------

            Continuing Operations

            The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract") in Colombia. Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, entered into a Farmout Agreement dated August 9, 1993 under which Amoco Colombia Petroleum Company ("Amoco Colombia") will earn a participating interest in Hondo Magdalena's Opon Contract in the Middle Magdalena Valley of Colombia. Under the terms of the Farmout Agreement, Amoco Colombia was assigned a 50% interest in the Opon Contract by Hondo Magdalena. Hondo Magdalena retained a 30% interest. To earn the interest assigned, Amoco Colombia paid $3.0 million in cash and is paying Hondo Magdalena's costs related to the fifth-year obligations under the Opon Contract, the Opon No. 3 well, a well to the La Paz formation. Amoco Colombia also has an option to conduct further seismic evaluation of the contract area at its expense. After drilling of the Opon No. 3, Amoco Colombia may (i) withdraw and relinquish all its interest to Hondo Magdalena or, (ii) pay Hondo Magdalena an additional $5.0 million and all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract, another La Paz formation well, or (iii) relinquish 5% of its interest to Hondo Magdalena and pay all of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract. Amoco Colombia and Hondo Magdalena have agreed that Amoco Colombia will make its election among the three preceding options on or before by September 30, 1994. Amoco Colombia will again have the option to withdraw and relinquish its interests after the drilling of the sixth-year obligation well. As previously reported, Amoco Colombia has recently obtained an extension for commencement of the drilling of the sixth-year obligation well under the Opon Contract from July 15, 1994 to July 13, 1995.

            The Opon No. 3 well reached its total depth of 12,710 feet in June 1994. Procedures preparatory to testing of the well began on July 15, 1994. These activities were suspended shortly thereafter for mechanical reasons. Amoco Colombia is awaiting delivery of additional surface equipment necessary to flow test the well. Testing is expected to take two to four weeks and is necessary to determine if commercial quantities of hydrocarbons are present in the well.

            Because of losses in prior years and decreases in shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. Management is taking steps to improve the Company's ability to meet the Exchange's guidelines and preserve the listing. Management believes that the Exchange will defer any decision on the listing until after results of the Opon No. 3 well are known. However, no assurances can be given that the Company's shares will remain listed on the Exchange in the future.

            In 1965, the Company (then Pauley Petroleum Inc.) acquired a nonoperating contractor's interest in the Long Beach Unit, Wilmington Oil Field, California ("THUMS"). The principal economic benefit of the interest was the right to receive approximately 4,000 barrels per day of THUMS crude oil that the Company used in conjunction with the Fletcher refinery. Following the sale of the refinery in October 1993, the Company's interest in the Unit, which had been marginally profitable at best, became a potentially severe cash drain due to a decline in crude oil prices.

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


            Discontinued Operations

            The Company has listed its 11 acre Via Verde Bluffs property in the City of San Dimas and its 105 acre Valley Gateway property in the City of Santa Clarita with real estate brokers. The Company has entered into preliminary discussions with potential buyers for both properties and has recently executed a letter of intent pertaining to the Via Verde Bluffs property. No agreements have been reached on the sale of either property at this time and no assurances can be given that these negotiations or the letter of intent will lead to a contract for sale.

            In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer for certain federal and state excise taxes arising from periods prior to the sale. As further described in
            Note 6 to the financial statements, management believes it is reasonably possible a liability for certain state taxes of up to $0.9 million may exist. As of June 30, 1994, no amounts have been accrued for this contingency.

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

            Quarters Ended June 30, 1994 and 1993

            Continuing operations reported losses of $1.8 million, or 14 cents per share, for the quarter ended June 30, 1994 and $3.0 million, or 23 cents per share, for the comparable period last year.

            The decrease in general and administrative expense of $0.6 million between the quarters arises primarily from reductions in the number of employees, offices, and aircraft. Costs of exploration and exploratory dry holes includes a charge of $1.0 million for the quarter ended June 30, 1993 arising from the write-off the Lilia No. 9, a shallow oil well in the Opon project. No comparable expenses have been incurred in the current period.

            Total interest expense in the current quarter of $1.2 million is less than total interest expense of $1.7 million for the quarter ended June 30, 1993. The net decrease of $0.5 million arises from lower interest rates in the current quarter, offset by an increase in outstanding debt of $11.7 million between the quarters. The amounts reported in the consolidated statements of operations increased by $0.3 million because $0.8 million of interest expense for the quarter ended June 30, 1993 was allocated to discontinued operations.

            Operating income (losses) of discontinued operations, which are charged against previously established loss provisions, amounted to ($0.2) million and $0.1 million for the quarters ended June 30, 1994 and 1993, respectively. The amounts are not comparable due to the sale of substantially all of the Company's discontinued refining and marketing segment in September 1993. The Company recorded discontinued loss provisions of $1.4 million and $2.8 million for the respective quarters. The current quarter's provision pertains to the Company's real estate operations and arises as a result of local market conditions, current sale negotiations, and the timing of possible sales.

            Nine Months Ended June 30, 1994 and 1993

            Continuing operations reported losses of $6.4 million, or 49 cents per share, for the nine months ended June 30, 1994 and $6.7 million, or 52 cents per share, for the comparable period last year.

            Loss on sale of assets includes a loss of $0.9 million recorded for the period ended March 31, 1994, as described above. Operating expenses for the nine months ended June 30, 1994 arise primarily from provisions for obsolete pipe inventories in Colombia. The decrease in general and administrative expense of $1.9 million between the nine month periods arises primarily from reductions in the number of employees, offices, and aircraft. Costs of exploration and exploratory dry holes includes a charge of $1.0 million for the quarter ended June 30, 1993 arising from the write-off the Lilia No. 9, a shallow oil well in the Opon project. No comparable expenses have been incurred in the current period.

            Total interest expense for the nine months ended June 30, 1994 of $3.4 million is less than total interest expense for the year-earlier period of $5.0 million. The net decrease of $1.6 million between the periods arises from lower interest rates, offset by an increase in outstanding debt of $11.7 million. The amounts reported in the consolidated statements of operations increased by $0.9 million because $2.5 million of interest expense for the nine months ended June 30, 1993 was allocated to discontinued operations.

            Operating losses of discontinued operations, which are charged against previously established loss provisions, amounted to $0.4 million and $8.5 million for the nine months ended June 30, 1994 and 1993, respectively. The amounts are not comparable due to the sale of substantially all of the Company's discontinued refining and marketing segment in September 1993. Discontinued loss provisions of $1.4 million and $4.0 million were recorded for the respective nine-month periods. The 1994 provision pertains to the Company's real estate operations and arises as a result of local market conditions, current sale negotiations, and the timing of possible sales.

            LIQUIDITY AND CAPITAL RESOURCES
            -------------------------------

            During the nine months ended June 30, 1994, cash inflows of $1.5 million and $1.0 million arose from the sale of assets and borrowings from Lonrho Plc under existing loan agreements, respectively. The Company utilized cash of $0.8 million and $0.4 million to finance continuing and discontinued operations, respectively, and made scheduled debt repayments of $0.2 million. In addition, the Company expended $0.7 million and $0.2 million on capital projects for continuing operations and discontinued real estate operations, respectively. Overall, cash balances for the nine-month period increased by $0.2 million to $0.8 million.

            In December 1993, the Company reached an agreement with Lonrho Plc for the restructuring of the terms of all of the Company's debt to Lonrho Plc. The agreement was effective as of September 30, 1993, and provided for all accrued interest on the respective loans at that date to be added to principal. The interest rate for each loan was reduced to 6%, and interest is now payable semi-annually. The Company may offer payment of future interest in shares of its common stock, and Lonrho may either accept such payment in kind or add the amount of the interest then payable to principal. Lonrho Plc selected the latter option for interest due April 1, 1994. This restructuring substantially decreases the Company's debt service.
            The ability to pay interest in kind or capitalize interest will allow the Company to service its debt while cash resources are scarce.

            The Farmout Agreement with Amoco Colombia is expected to provide funds for the Company's capital expenditure obligations under the Opon Contract in the near term. While Amoco Colombia is committed to drilling the fifth-year obligation well, it has the option to withdraw from the Opon Contract on or before September 30, 1994. If Amoco Colombia elects to withdraw, the Company does not presently have sufficient funds available to meet the sixth-year obligation, a well which must be commenced prior to July 13, 1995.

            The Company's existing cash balances are projected to be sufficient to finance the Company's business activities during fiscal 1994. Cash flow projections for fiscal 1995 assume receipt of $5.0 million from Amoco Colombia under the Farmout Agreement. Failure to receive this payment would materially and adversely affect the Company's liquidity in fiscal 1995. The Company has curtailed all non-essential capital and other expenditures in order to conserve cash.

            The Company's management believes that the Opon project has significant potential to be developed in conjunction with Colombia's planned natural gas transmission network and that the Company's future revenues will be derived from this source. Successful results from the Opon No. 3 well and, possibly, the sixth-year obligation well, are essential to the Company's ability to obtain additional financing for the development of the Opon project. Obtaining additional sources of funds is vital to the Company's long-term ability to successfully develop the Opon project. The Company's cash resources in the near future may be limited to cash on hand and the net proceeds of sales of certain assets. Cash from operations are not expected to be a source of funds until the Opon project begins commercial production. Unless and until success is achieved at Opon, substantial doubt will exist as to the Company's ability to continue as a going concern. There can be no assurance that the Opon project will be successfully developed or that alternative sources of funds will become available in the future.

                                    PART II



   Item 6   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index on Page 18.

          (b) One report on Form 8-K was filed during the quarter ended June 30, 1994.

             1) Form 8-K filed June 30, 1994 reported an extension under the Opon Association Contract granted by Ecopetrol under caption of Item 5 - Other Events.





                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)



          Date August 9, 1994                /s/ Stanton J. Urquhart
               --------------                -----------------------
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller


          The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.

                                    Exhibit Index


            Exhibit
            Number                      Subject
          __________                    __________________________________

            10.1                        Purchase  and Sale  Agreement among
                                        (1) The Anderson Company  and Hondo
                                        Oil  &  Gas  Company  and  (2)  WBJ
                                        Investments, excluding exhibits

            27                          Financial Data Schedules