Form 10-K
period 1994-09-30
HONDO OIL & GAS CO
filed 1994-12-29
CIK 76696

                                       FORM 10-K

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended: September 30, 1994

                                           OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from:       to:


                            Commission file number:  1-8979


                                HONDO OIL & GAS COMPANY
                 (Exact name of registrant as specified in its charter)


                          Delaware                               95-1998768
                (State or other jurisdiction                  (I.R.S. Employer
              of incorporation or organization)                Identification
                                                                   Number)


          410 E. College Blvd., Roswell, New Mexico                 88201
          (Address of principal executive offices)               (Zip Code)


           Registrant's telephone number, including area code: (505) 625-8700


              Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each
                                                                  exchange
                     Title of each class                     on which registered
                     -------------------                     -------------------
                      Common stock, par                        American Stock
                     value $1 per share                           Exchange


              Securities registered pursuant to Section 12(g) of the Act:

                                          None


                                      (continued)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
        subject to such filing requirements for the past 90 days.   Yes X    No


        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 8, 1994 based on the closing price on the American Stock Exchange of such stock on such date was $34,674,912.

        Registrant's Common Stock outstanding at December 8, 1994 was 13,039,776 shares.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the annual shareholders meeting are incorporated by reference into
        Part III.

                                HONDO OIL & GAS COMPANY

                          INDEX TO ANNUAL REPORT ON FORM 10-K


                     Caption                                            Page

        PART I

            Item  1. Business   . . . . . . . . . . . . . . . . . . . .   4

            Item  2. Properties   . . . . . . . . . . . . . . . . . . .  12

            Item  3. Legal Proceedings  . . . . . . . . . . . . . . . .  14

            Item  4. Submission of Matters to a Vote of Security
                       Holders  . . . . . . . . . . . . . . . . . . . .  14

        PART II

            Item  5. Market for Registrant's Common Equity and
                       Related Stockholder Matters  . . . . . . . . . .  15

            Item  6. Selected Financial Data  . . . . . . . . . . . . .  16

            Item  7. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . .  18

            Item  8. Financial Statements and Supplementary Data  . . .  24

            Item  9. Changes In and Disagreements with Accountants
                       on Accounting and Financial Disclosure . . . . .  54

        PART III

            Item 10. Directors and Executive Officers of
                       the Registrant . . . . . . . . . . . . . . . . .  54

            Item 11. Executive Compensation   . . . . . . . . . . . . .  54

            Item 12. Security Ownership of Certain Beneficial
                       Owners and Management  . . . . . . . . . . . . .  54

            Item 13. Certain Relationships and Related Transactions   .  54

        PART IV

            Item 14. Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K  . . . . . . . . . . . . . .  54

                                         PART I

        As used in this report, unless the context otherwise requires, the terms "Registrant", "the Company" and "Hondo Oil" refer to Hondo Oil & Gas Company and its consolidated subsidiaries.

        Item 1.   BUSINESS

        (a)  General Development of Business

        The Company is an independent oil and gas company, presently focusing on international oil and gas exploration and development. The Company was incorporated as Pauley Petroleum Inc. ("Pauley") in 1958. In January 1988, The Hondo Company ("Hondo") acquired a controlling interest in Pauley in exchange (the "Exchange") for all of the outstanding stock of Hondo's subsidiary, Hondo Oil & Gas Company. In March 1988, the Company acquired Fletcher Oil and Refining Company ("Fletcher" or the "Fletcher refinery"). In January 1990, Pauley merged ("the Merger") with the wholly-owned subsidiary acquired in the Exchange, Hondo Oil & Gas Company. In conjunction with the Merger, Pauley Petroleum Inc., the surviving corporation, changed its name to Hondo Oil & Gas Company.

        On December 15, 1989, the Company permanently suspended operations at its wholly-owned subsidiary, Newhall Refining Co., Inc. ("Newhall refinery"). On March 14, 1990, the Company sold its wholly-owned subsidiary, Blacktop Materials Co., effective March 1, 1990. During 1991, Hondo Oil adopted plans of disposal for both its refining and marketing operations and its real estate operations (primarily the land underlying the Newhall refinery). The Company suspended operations at its Fletcher refinery on October 1, 1992 and completed a sale of substantially all of the refining and marketing operations on October 1, 1993.

        In June 1992, the Company completed a sale of substantially all of its domestic oil and gas assets and repaid a substantial portion of its long-term debt with the proceeds.

        The Company's principal assets now consist of its exploration concession in Colombia and its discontinued real estate in California.

        (b)  Financial Information About Industry Segments

        See Note 12 to the Consolidated Financial Statements in Item 8. The Company presently operates in one segment.

        (c)  Narrative Description of Business

        INTERNATIONAL OPERATIONS

        The Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), participates in the Opon Association Contract (the "Opon Contract") with Empresa Colombiana de Petroleos ("Ecopetrol"), Opon Development Company ("ODC") and Amoco Colombia Petroleum Company ("Amoco Colombia"). Ecopetrol is a quasi-governmental corporate organization wholly-owned by the government of Colombia. The Opon

        Contract was entered into between Ecopetrol and ODC in 1987, and approved by the Ministry of Mines and Energy in 1988, to explore and develop an area of approximately 190 square miles located in the Middle Magdalena Basin about 125 miles north of Bogota, Colombia.

        The Opon Contract provides for an exploration period of up to six years, which commenced in July 1988. If, at the end of the exploration period, no hydrocarbon accumulation of potential commercial significance has been discovered, the Opon Contract will terminate. The Opon Contract requires the associate parties (Amoco Colombia, Hondo Magdalena and ODC) to perform certain minimum work obligations each year of the exploration period. The minimum work obligations for each of the first five years of the exploration period have been completed. Ecopetrol has granted extensions of the exploration period from time to time, and, at present, commencement of the sixth-year exploration obligation has been extended until July 13, 1995. The associate parties plan to fulfill the sixth-year obligation by drilling a well to the La Paz formation (the Opon No. 4 well). The Opon Contract does not prescribe work obligations after the completion of the exploration period. At the end of the exploration period, the associate parties may seek to declare the field(s) capable of producing hydrocarbons to be commercial (capable of repaying investment and expenses and returning a profit). The associate parties would then present an application to Ecopetrol to declare the field commercial. Ecopetrol has 90 days to respond to the associate parties' application. If Ecopetrol agrees, then the field(s) are declared to be commercial and production may commence. If Ecopetrol does not agree, it may indicate to the associate parties the additional work it deems necessary to demonstrate that the field(s) are commercial. The additional work may take up to one year, and the exploration period would be extended for the period necessary to complete the additional work. If Ecopetrol does not agree that the field(s) are commercial after the completion of the additional work, the associate parties may proceed to develop and exploit the property, with Ecopetrol participating after the associate parties recover 200% of their costs.

        An application for commerciality may be submitted by the associate parties as early as the time the Opon No. 4 well is completed and favorable results to support such an application are obtained from the well. However, an application may be delayed for extended production testing and/or further seismic assessment if Ecopetrol agrees to same and grants further extensions.

        Upon the designation of an area or field as commercial, Ecopetrol has the right to acquire a 50% interest in such area or field and will reimburse the associate parties 50% of the direct exploration costs for each commercial discovery. Thereafter, Ecopetrol will pay 50% of all subsequent costs and will receive 50% of all production. Hondo Magdalena's interest in the Opon Contract will be reduced by one-half to 15%, if Ecopetrol becomes a party. A declaration of commerciality will allow Hondo Magdalena to share in the sale of production during the exploitation period. Prior to a declaration of commerciality, except for extended production tests, the associate parties may not sell hydrocarbons from the property. The interest of each of the parties who participate in production from the Opon Contract area is subject to a 20% royalty, which is paid to the Colombian government.

        At the end of the exploration period, if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Opon Contract area will be reduced by 50 percent. Two years thereafter, the Opon Contract area will be further reduced to 25 percent of the original area. Two years thereafter, the Opon Contract area will be reduced to the area of the commercial field or fields that are in production or development, plus a reserve zone of five kilometers in width around the productive limit of each field. The commercial fields plus the zone surrounding each field will become the area of exploitation. The associate parties designate the acreage to be released. The reductions in the Opon Contract area will reduce the areas available to the associate parties for further exploration. The Company believes that the first acreage reduction will not cause the loss of material exploration opportunities. Additional seismic assessment of the Opon Contract area will be necessary to evaluate the effects of subsequent acreage reductions.

        Hondo Magdalena acquired its interest in the Opon Contract from ODC. Prior to fiscal 1993, Hondo Magdalena drilled four wells to the shallow Mugrosa formation. Following extended production and pressure testing, one of these wells was declared a dry hole. In fiscal 1993, Hondo Magdalena drilled the Lilia No. 10 well to the La Paz formation at its sole cost. The well was drilled to a total depth of 10,003 feet. The well encountered mechanical problems after the logs were run, and it was temporarily plugged and suspended. The well may be re-entered at a future date. By completing these operations, Hondo Magdalena acquired an 80% interest in the Opon Contract.

        Under a Farmout Agreement dated August 9, 1993, Amoco Colombia earned a 50% participating interest from Hondo Magdalena in the Opon Contract. Hondo Magdalena retains a 30% interest. Amoco Colombia paid $3.0 million in cash and paid Hondo Magdalena's costs related to the fifth-year obligation under the Opon Contract, a well to the La Paz formation (the Opon No. 3 well). Amoco Colombia has an option to conduct further seismic evaluation of the Opon Contract area at its expense. Under the Farmout Agreement, Amoco Colombia paid Hondo Magdalena an additional $5.0 million in October 1994 and will pay all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract (the Opon No. 4 well). Amoco Colombia will again have the option to withdraw and relinquish its interests after the drilling of the sixth-year obligation well. ODC is also a party to the Farmout Agreement and has assigned a 10% interest in the Opon Contract to Amoco Colombia. As a result, Amoco Colombia, Hondo Magdalena and ODC have interests of 60%, 30% and 10%, respectively, in the Opon Contract and Amoco Colombia is operator.

        The Opon No. 3 well began on October 12, 1993. The Opon No. 3 well was drilled to a total depth of 12,710 feet and penetrated a full section of the La Paz formation. Testing of the Opon No. 3 was completed in September 1994 and indicated the presence of potentially significant hydrocarbon reserves. The well tested at a rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate per day through a 42/64-inch opening at the surface with 6,000 pounds-per-square-inch flowing tubing pressure. The natural gas and condensate came from 1,118 feet of perforations over the interval from 10,018 feet to 12,348 feet within the La Paz formation. Amoco Colombia noted that downhole restrictions prevented the well from testing at higher rates.
        Additional wells and seismic data will be necessary in order to assess the size of the hydrocarbon resources associated with the discovery. Drilling of the sixth-year obligation well, the Opon No. 4 well, is expected to commence in February 1995. This well is located approximately three-quarters of a mile from the Opon No. 3 well.

        Prior to Hondo Magdalena's participation, eight wells had been drilled to various depths in the Opon Contract area. All of these wells are the property of Ecopetrol, and are not considered to be included in the Opon Contract area. None of these wells are currently producing and none of the former contract holders have any rights in the Opon Contract.

        The principal objective at Opon is to confirm and commercially develop hydrocarbons from the La Paz formation. However, geologic and geophysical modeling indicates that, in addition to the potentially significant hydrocarbons discovered in the Opon No. 3 well, other potential hydrocarbon-bearing traps may lie within the Opon Contract area. Other traps and formations, including Cretaceous age formations lying below the Tertiary age La Paz formation, are possible objectives of further exploration efforts.

        Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of, oil and gas, including blowouts, cratering, and fires, each of which could result in damage to, or destruction of, the oil and gas wells, formations or production facilities or properties. In addition, there are greater than normal mechanical drilling risks at the Opon Contract area associated with high pressures in the La Paz and other formations. These pressures may: cause collapse of the well bore, impede the drill string while drilling, or cause difficulty in completing a well with casing and cement. These potential problems were overcome in the drilling of the Opon No. 3 well by the use of a top-drive drilling rig, heavy-weight drilling fluids and other technical drilling enhancements.

        Production is subject to political risks inherent in all foreign operations, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, as well as, (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. In the past, guerilla activity in Colombia has disrupted the operation of oil and gas projects, including site preparation at the Opon Contract area during fiscal 1991. Security in the area has been significantly improved and the associate parties have taken steps to enhance relations with the local population through a community relations program initiated in 1991. Since that time, operations have not been impeded. The government also continues its efforts through negotiation and legislation to ameliorate the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups. Hondo Magdalena will continue to cooperate with the government, and does not expect that future guerilla activity will have a material impact on the exploration and development of the Opon Project. However, there can be no assurance that such activity will not occur or have such an impact and no opinion can be given on what steps the government may take in response to any such activity.

        Marketing arrangements for the sale of oil and natural gas will have to be made. The government of Colombia has recently established a natural gas policy and is pursuing a program to maximize the utilization of natural gas throughout the country, including the industrial cities of Medellin, Cali and Bogota, where developed markets and infrastructure do not currently exist. The Colombian government's policy on natural gas is intended to increase the consumption of natural gas in order to provide a more balanced use of energy resources. The policy includes the use of natural gas in place of higher cost electricity and in place of wood to reduce deforestation. The government intends to encourage the development of markets for natural gas and is pursuing the development of pipeline transportation systems for new markets. Colombia's largest refinery is located at Barrancabermeja, 30 miles north of the Opon Contract area. The proximity of the Opon Contract area to these potential gas markets will be an advantage for marketing the natural gas. Amoco Colombia is now pursuing discussions for the sale of natural gas in order to establish an early market for production from the Opon No. 3 well and expected production from the Opon No. 4 well.

        Development of the Opon Project will require significant future capital expenditures. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in
        Item 7.


        U.S OIL AND GAS OPERATIONS

        In January 1987, Hondo Oil & Gas Company (prior to the Exchange and subsequent Merger), acquired a number of oil and gas properties from Atlantic Richfield Company. Prior to the Exchange, Pauley owned certain oil and gas properties located primarily on the West Coast. The Company explored for, developed and produced oil and gas in approximately 13 states until 1992.

        In June 1992, the Company completed a sale of substantially all of its domestic oil and gas assets. The Company's departure from the domestic oil and gas business was in part driven by management's believe that more profitable exploration and production opportunities exist abroad.


        DISCONTINUED OPERATIONS

        Refining and Marketing Operations

        On October 1, 1993, the Company completed the sale of the common stock of its Fletcher refinery and the assets of the Hilo, Hawaii asphalt terminal. The Company's 41,000 bbl asphalt barge was sold in May 1993. An asphalt terminal in Honolulu, Hawaii and two gasoline stations acquired through bankruptcy proceedings against a former customer of

        Fletcher were disposed of in 1994. There are no remaining assets of the refining and marketing operations. See Note 3 to the Consolidated Financial Statements in Item 8.

        Real Estate Operations

        On December 15, 1989, the Company suspended operations at its Newhall refinery. Subsequently, the Company adopted a plan of disposition which included dismantling the refinery, effecting environmental remediation of the land and further developing the land to a condition where it may be sold. Execution of the plan was suspended in September 1993 and the Company is now marketing the site in its current condition and with existing land-use entitlements. The Newhall refinery site consists of approximately 105 acres located adjacent to a major freeway intersection in northern Los Angeles County. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and
        Note 3 to the Consolidated Financial Statements in Item 8.

        The Company owns in fee simple approximately 11 acres of undeveloped land located in eastern Los Angeles County. The Company has executed a contract for sale of this acreage for a minimum purchase price of $2.8 million. The sale is subject to certain contingencies and is scheduled to close in 1995.

        Each of the above real properties is subject to a mortgage in favor of Lonrho Plc. See Note 6 to the Consolidated Financial Statements in Item 8.

        COMPETITIVE FACTORS

        Because of the sale of substantially all of the Company's domestic oil and gas properties in 1992 and the sale of substantially all of its discontinued refining and marketing assets in 1993, the only competition the Company currently faces is from other parties offering undeveloped raw land for sale in Los Angeles County and for participation in oil and gas concessions around the world. Many of the Company's competitors are large integrated oil companies having diverse operations and stronger capitalization.

        OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

        Environmental matters

        The Company's operations are subject to certain federal, state and local laws and regulations governing the management of hazardous materials, the discharge of pollutants into the environment and the handling and disposal of solid and hazardous waste.

        (1)  General

             Minor spillage or discharge of petroleum and related substances are a common occurrence at oil refineries and at oil and gas production and drilling facilities. Such spills and discharges could create liability under various federal, state and local environmental laws and regulations. As is the case with other companies engaged in oil and gas exploration, production and refining, the Company faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Company's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. However, future environmental related expenditures cannot be reasonably quantified in many circumstances due to the conjectural nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the number of other potentially responsible parties involved and changing environmental laws and interpretations. The reduced scope of the Company's operations following the sale of the Company's domestic oil and gas properties and the Fletcher refinery has significantly reduced the Company's potential exposure to environmental liability.

        (2)  Newhall Refinery Site

             Operations at the Newhall refinery site ceased on December 15, 1989. Above ground facilities at the refinery have been dismantled and the site has been evaluated to determine the impact of refining activities on the environment. The Company has conducted an environmental assessment of the refinery site and a remediation plan for the site has been submitted to the Regional Water Quality Control Board and has received staff approval. The Company estimates that $2.0 million would be incurred in executing the approved remediation plan; however, the Company expects to sell the property without incurring these costs by reducing the purchase price. The Company's estimate of the net realizable value of this property has been reduced by the estimated remediation costs in determining the carrying value of the property and therefore the remediation costs will not affect future results of operations.
             The Company has requested changes in the approved plan that will reduce estimated remediation costs. See Note 3 to the Consolidated Financial Statements in Item 8.

        (3)  Fletcher Refinery

             Generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies. Fletcher has been notified by the EPA that it is a potentially responsible party in a proceeding under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The notice relates to the Operating Industries, Inc. ("OII") dump site in Monterey Park, California. During fiscal 1993, the Company sold the Fletcher refinery in a stock sale through which the purchaser assumed environmental liabilities of Fletcher, known and unknown. Any liability related to OII (to which Fletcher has asserted the defense of bankruptcy discharge and with respect to which Fletcher entered into a settlement with certain potentially responsible parties at the time of the bankruptcy) remains a liability of Fletcher and is no longer a liability of the Company. However, the statutes impose liability on "owners" and "operators," and these statutes have been used to assert claims against controlling shareholders of corporations involved in claims under CERCLA and related statutes. The Company is sole shareholder of Pauley Pacific Inc. which was sole shareholder of Fletcher. The assertion of such a claim against the Company in the case of OII is considered by management to be remote, since the Company was not an owner of Fletcher until after the events occurred that are the basis of the notice to Fletcher on the OII dump site.

        Government Regulations and Legislative Proposals

        The Company is subject to governmental regulations which include various controls on the exploration for, production, export, import and transportation of crude oil and natural gas in Colombia, where the Company is participating in exploration operations. See International Operations above. A number of foreign, federal and state legislative proposals, if enacted, may have a significant adverse effect on companies in the petroleum industry, including Hondo Oil. These proposals involve, among other matters, the imposition of additional taxes, price controls, land use controls and other restrictive measures. The Company cannot determine to what extent future operations and earnings may be affected by new regulations or changes in current regulations.

        EMPLOYEES

        The Company employed 6 full-time personnel as of September 30, 1994.

        (d)  Financial Information About Foreign Operations

        Prior to the sale of substantially all of the Company's oil and gas properties in 1992, all of the Company's crude oil and natural gas was produced in the United States, and all crude oil, natural gas and refined products were delivered and sold in the United States. The Company has an interest in a foreign concession to explore for and develop oil and gas in Colombia. However, no production had occurred as of September 30, 1994. See Note 12 to the Consolidated Financial Statements in Item 8.

        Item 2.   PROPERTIES

        OIL AND GAS PROPERTIES

        The Company uses the successful efforts method of accounting for its oil and gas producing activities. All significant producing properties and proved oil and gas reserves located in the United States were sold during 1992. The Company is continuing its efforts to develop its Colombian exploration concession. As of September 30, 1994 the Company had no producing wells or proved reserves in Colombia. See International Operations in Item 1.

        (1) For estimated net quantities of proved developed oil and gas reserves, results of operations from oil and gas producing activities and the standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities for the years ended September 30, 1994, 1993 and 1992, as applicable, see Supplementary Information about Oil and Gas Producing Activities and Reserves (Unaudited) following the Consolidated Financial Statements in Item 8.

        (2) The only estimates of total proved net oil and gas reserves filed with any federal agency during the fiscal year are those contained in this Annual Report on Form 10-K. This information has been filed with the Securities and Exchange Commission only.

        (3) Production income and cost per unit for the years ended September 30 (all domestic), were as follows:

                                                             Oil          Gas
                                                          (per bbl)    (per mcf)
                                                          ---------    ---------
             Average Sales Price Per Unit:
                  1994                                         -              -
                  1993                                         -              -
                  1992                                    $ 17.55        $ 1.40

             Average Lifting Cost Per Equivalent Barrel of Production (a) (b):
                  1994                                         -
                  1993                                         -
                  1992                                    $  8.30

             (a) The common unit of production is based upon approximate relative energy content with six mcf of natural gas equivalent to one barrel of crude oil.

             (b) Lifting (production) costs do not include lease acquisition costs, exploration and development costs, or depreciation, depletion and amortization of capitalized assets relating to producing activities, and make no provision for federal income taxes. Depreciation, depletion and amortization of capitalized acquisition, exploration and development costs are a part of the ultimate cost of the oil and gas produced.

        (4) The Company had no domestic productive wells or developed acreage at September 30, 1994.

        (5) Undeveloped acreage at September 30, 1994, all located in Colombia, consists of 123,658 gross acres, or 37,097 net acres, contained within the Opon Association Contract area.

        (6)  Net wells completed for the years ended September 30:

                                           1994 (a)       1993 (a)      1992 (b)
                                           --------       --------      --------

             Productive exploratory            1              -            0.7
             Dry exploratory                   -              1            3.3
             Productive development            -              -            1.9
             Dry development                   -              -            1.5

             (a)  Located in Colombia, South America.

             (b) The wells completed were located in the states of New Mexico, North Dakota, Oklahoma and Texas.

        (7)  Present activity at September 30, 1994:

             As of September 30, 1994, the Company had no wells in process in the United States and 4 (1.2 net) wells in process in Colombia. See Note 4 to the Consolidated Financial Statements in Item 8.

        (8)  Delivery Commitments:

             None


        OTHER PROPERTIES

        Refer to Item 1 for descriptions of properties owned by the Company other than those described in Item 2, above.

        Item 3.   LEGAL PROCEEDINGS

        The Company is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, any liability to the Company relative to the various proceedings will not have a material adverse effect on the Company's operations or financial condition.

        The Company has evaluated the Newhall Refinery site to determine the impact of refining activities on the environment. The Company has conducted an environmental assessment of the refinery site and a remediation plan for the site has been submitted to the Regional Water Quality Control Board and has received staff approval. The Company estimates that $2.0 million would be incurred in executing the approved remediation plan; however, the Company expects to sell the property without incurring these costs by reducing the purchase price. The Company's estimate of the net realizable value of this property has been reduced by the estimated remediation costs in determining the carrying value of the property and therefore the remediation costs will not affect future results of operations. The Company has requested changes in the approved plan that will reduce estimated remediation costs. See
        Note 3 to the Consolidated Financial Statements in Item 8.


        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                        PART II

        Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Closing stock price ranges for the quarterly periods during the fiscal years ended September 30, 1994 and 1993, as reported by the American Stock Exchange Monthly Market Statistics reports, were as follows:

                       December 31     March 31       June 30      September 30
                       -----------    ---------       -------      ------------
        Fiscal 1994:
             Low         $  5.75       $  5.88        $  6.00        $  9.75
             High        $  8.38       $  7.63        $ 12.50        $ 19.88

        Fiscal 1993:
             Low         $  6.25       $  7.13        $  7.63        $  6.00
             High        $  9.75       $ 10.88        $ 10.50        $ 10.13

        The common stock is listed on the American Stock Exchange under the symbol HOG. The Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. The delisting policies and procedures of the Exchange provide guidelines under which the Exchange will normally give consideration to suspending dealings in, or removing, a security from listing. Among those guidelines that may be applicable to the Company are: (i) having stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or (ii) having sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature; or (iii) having sold or otherwise disposed of its principal operating assets or has ceased to be an operating company or has discontinued a substantial portion of its operations of business for any reason whatsoever. Where the company has substantially discontinued the business that it conducted at the time it was listed or admitted to trading, and has become engaged in ventures of promotions which have not developed to a commercial stage or the success of which is problematical, it shall not be considered an operating company for the purposes of continued trading and listing on the Exchange.

        The number of shareholders of record on December 8, 1994 was 835.

        DIVIDEND POLICY

        The Company has not paid a dividend on its common stock in the two most recent fiscal years, nor has it ever done so. The Company's loan agreement with Thamesedge, Ltd. restricts the payment of dividends to 35% of the Company's Consolidated Net Adjusted Income (as defined in the loan agreement) plus $2.0 million. Since the Company has incurred net losses during this fiscal year and prior years, the payment of dividends is restricted.

   ITEM 6 - SELECTED FINANCIAL DATA

<HEADING>
                                       For the Fiscal Year Ended September 30,
                              ---------------------------------------------------------
                                1994        1993       1992 a       1991        1990
                              ---------   ---------   ---------   ---------   ---------
                                        (In Thousands Except Per Share Data)
   OPERATING DATA

   Revenue                        $728        $980     $50,557     $81,764     $79,447
   Gain (loss) on sale
     of assets                  (1,240)         (8)     21,403       1,376      11,986
   Operating expenses            2,880       5,910      38,687      59,055      48,974
   Depreciation, depletion
     and amortization              220         365      16,230      18,998      19,244
   Interest expense              4,605       3,411       9,939      12,790      14,346
   Provision for income taxes     (199)        (46)       (285)      1,116      (4,044)
                              ---------   ---------   ---------   ---------   ---------
   Income (loss) from
     continuing operations      (8,018)     (8,668)      7,389      (8,819)     12,913

   Loss from discontinued
     operations                 (3,038) b  (15,176) c  (64,147) d  (37,511)      ($279)
                              ---------   ---------   ---------   ---------   ---------
   Net income (loss)          ($11,056)   ($23,844)   ($56,758)   ($46,330)    $12,634
                              =========   =========   =========   =========   =========

   Earnings (loss) per share:
     Continuing operations      ($0.62)     ($0.67)      $0.57      ($0.68)      $1.00
     Discontinued operations     (0.23)      (1.16)      (4.94)      (2.90)      (0.02)
                              ---------   ---------   ---------   ---------   ---------
                                ($0.85)     ($1.83)     ($4.37)     ($3.58)      $0.98
                              =========   =========   =========   =========   =========

   Weighted average common
     shares outstanding         13,009      13,007      13,001      12,931      12,930
                              =========   =========   =========   =========   =========

<HEADING>
                                       For the Fiscal Year Ended September 30,
                              ---------------------------------------------------------
                                1994        1993       1992 a       1991        1990
                              ---------   ---------   ---------   ---------   ---------
                                                   (In Thousands)
   OTHER FINANCIAL DATA

   Working capital (deficit)    $2,413      $1,729      $8,142    ($31,447)     $1,011
                              =========   =========   =========   =========   =========

   Properties, net             $10,855     $15,910     $10,758    $118,795    $125,112
                              =========   =========   =========   =========   =========
   Net assets of
     discontinued operations    $6,851  b   $7,750  c  $24,129  d  $51,546     $59,299
                              =========   =========   =========   =========   =========

   Total assets                $24,908     $30,142     $59,532    $196,039    $211,334
                              =========   =========   =========   =========   =========

   Long-term debt              $81,888     $78,828     $67,005    $114,348    $116,085
                              =========   =========   =========   =========   =========
   Shareholders'
     equity (deficit)         ($66,681)   ($55,815)   ($31,971)    $23,354     $69,660
                              =========   =========   =========   =========   =========

    a In June 1992, the Company sold substantially all of its domestic oil and gas operations and repaid significant portions of its debt with the proceeds from the sale.

    b The Company recorded valuation provisions against the carrying value of its discontinued real estate operations and accrued for a contingent liability arising from its discontinued refining and marketing operations in 1994.

    c The Company completed the sale of substantially all of its discontinued refining and marketing segment and recorded valuation provisions against the carrying value of its discontinued real estate segment in 1993.

    d The Company recorded valuation provisions against the carrying value of its discontinued segments in 1992.

        Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        GENERAL DISCUSSION

        The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley in Colombia, South America. The objectives for the Company in fiscal 1994 have been i) to confirm management's belief that significant hydrocarbon resources are contained in the Opon Contract area ii) to position the Company to move forward with exploration of the Opon Contract area iii) to minimize general and administrative expense and limit cash outflows for other domestic business activities and iv) to dispose of discontinued assets.

        Opon Exploration
        ----------------

        Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. During 1991, 1992 and 1993, Hondo Magdalena and ODC drilled four shallow oil wells to the Mugrosa formation, one of which was a dry hole, and one deep gas well to the La Paz formation. These efforts met with limited success.

        In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement under which Amoco Colombia Petroleum Company ("Amoco Colombia") earned a participating interest in the Opon Contract. To earn the interest, Amoco Colombia paid $3.0 million in cash in 1993 and paid all of the costs related to drilling the Opon No. 3 well, a deep gas well drilled to the La Paz formation. Amoco Colombia, Hondo Magdalena and ODC have interests of 60%, 30% and 10%, respectively. Amoco Colombia assumed the role of operator from Hondo Magdalena on March 1, 1994.

        To retain a 5% interest in the Opon Contract in accordance with the terms of the Farmout Agreement, Amoco Colombia paid Hondo Magdalena an additional $5.0 million in October 1994. Amoco Colombia will pay all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract, a La Paz formation well which must commence by July 13, 1995. Site preparation for this well, the Opon No. 4 well, has begun and drilling is expected to commence in February 1995 Amoco Colombia will have an option to withdraw and relinquish its interests after the drilling of the Opon No. 4 well.

        In September 1994, Amoco Colombia and Hondo Magdalena announced the test results of the Opon No. 3 well. The well tested at a rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate daily through a 42/64-inch opening at the surface with 6,000 pounds-per-square-inch flowing tubing pressure. The well was drilled to a depth of 12,710 feet and produced from 1,118 feet of perforations over the interval from 10,018 feet to 12,348 feet within the La Paz formation. Downhole restrictions prevented the well from testing at higher rates.

        Management is pleased with the test results of the Opon No. 3 well. This discovery of potentially significant reserves of natural gas and condensate has confirmed management's beliefs. With completion of this well, the first obstacle in securing the Company's future has been overcome. However, timely and successful completion of the Opon No. 4 well, assessment of the size of the hydrocarbon resources, obtaining facilities for processing and transporting the production, securing contracts for sale of the production, and further exploration and development activities, all remain to be accomplished. Refer to Liquidity and Capital Resources.


        Domestic Activities
        -------------------

        In 1994, the Company continued to reduce the scope of its domestic operations. This process began in 1993 following the sale of the Company's U.S. oil and gas assets in June 1992. The Company has further reduced its employee count from fifteen at September 30, 1993 to the present level of six. The Company's principal office facilities in Roswell, New Mexico were sold in May 1994. The Company continues to lease a portion of the space at this location from the buyer. The Company has suspended activities of McKenzie Porcupine Pipeline Company related to a proposed pipeline right-of-way in the State of Alaska.

        In 1965, the Company (then Pauley Petroleum Inc.) acquired a nonoperating contractor's interest in the Long Beach Unit, Wilmington Oil Field, California ("THUMS"). The principal economic benefit of the interest was the right to receive approximately 4,000 barrels per day of THUMS crude oil for use at the Company's refineries. Following the sale of the Fletcher refinery in October 1993, the Company's interest in the Unit, which had been marginally profitable at best, became a potentially severe cash drain due to a decline in crude oil prices.

        On February 2, 1994, the Company entered into an agreement whereby the Company and the City of Long Beach released each other from their respective rights and obligations under the THUMS contracts, effective January 1, 1994. The agreement also provides that amounts due the City of Long Beach of approximately $1.5 million will be paid on or before January 1, 1997, or prior to that date, if the Company has free available cash flow from the Opon No. 3 well or any other assets. The amount due is not subject to interest charges.

        In November 1994, the Company obtained extensions of the maturities of its debts to Lonrho Plc, an owner of the Company's majority shareholder. The maturities of all loans from Lonrho Plc have been extended from 1995 to not earlier than October 1, 1996.

        Discontinued Operations
        -----------------------

        The Company began an effort to sell its refining and marketing assets in April 1991. On October 1, 1993 the Company completed a transaction for the sale of its Fletcher refinery and asphalt terminal in Hilo, Hawaii. The Company received net proceeds of $1.1 million in 1994. Further proceeds, currently estimated at $0.4 million, are to be received when certain components of the refinery equipment are sold by the buyer. The Company completed disposal of the remaining minor portions of the refining and marketing assets during 1994.

        In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. In September 1994, the Company accrued a contingent liability of $1.4 million for the indemnification because of an audit for California Motor Vehicle Fuels Tax. The audit could result in a liability different from the amount accrued, when concluded. See Liquidity and Capital Resources, below. The Company also reduced the value of its receivable for its share of proceeds from the pending sale of certain components of the Fletcher refinery equipment by $0.6 million, bringing total refining and marketing discontinued losses for the year to $2.0 million. See Note 3 to the Consolidated Financial Statements in Item 8.

        Included in the Company's discontinued real estate operations are two parcels of real estate in California: the 105 acre Valley Gateway property in the City of Santa Clarita and the 11 acre Via Verde Bluffs property in the City of San Dimas. Management began an effort to sell these properties in 1991. The Company executed a contract for the sale of Via Verde Bluffs effective September 30, 1994 for a minimum purchase price of $2.8 million. The transaction is subject to certain contingencies and is scheduled to close in the summer of 1995.

        In 1993, the Company suspended a development plan for the Valley Gateway property, a former refinery site, due to the Company's limited cash resources and poor market conditions in California. The Company listed the Valley Gateway property with a broker during 1994. The Company has had several inquiries, but no offers have been received. The Company recorded additional loss provisions of $1.4 million for its discontinued real estate operations in June 1994 as a result of continued soft local market conditions, the sale agreement for the Via Verde Bluffs property, and extended holding periods for both properties. See Note 3 to the Consolidated Financial Statements in Item 8.


        Other
        -----

        Because of continuing losses and decreases in shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. See Item 5, Market For Registrant's Equity and Related Shareholder Matters. Management has kept the Exchange fully informed regarding the Company's present status and future plans. Although the Company does not or may not meet all of the guidelines, to date, the American Stock Exchange has chosen to allow the Company's shares to remain listed. However, no assurances can be given that the Company's shares will remain listed on the Exchange in the future.

        The Company is subject to various federal, state and local environmental laws and regulations. As is the case with other companies engaged in oil and gas exploration, production and refining, the Company faces exposure from actual or potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. Future environmental related expenditures cannot be reasonably quantified in many circumstances due to the conjectural nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the number of other potentially responsible parties involved and changing environmental laws and interpretations. The reduced scope of the Company's operations following the sale of the Company's domestic oil and gas properties and the Fletcher refinery have significantly reduced the Company's potential exposure to environmental liability. The Company will continue to closely monitor and administer its compliance with environmental matters.


        RESULTS OF OPERATIONS

        Results of operations for the year ended September 30, 1994 amounted to a loss of $11.0 million, or 85 cents per share, of which $8.0 million arose from continuing operations and $3.0 million resulted from discontinued operations. The Company reported a net loss of $23.8 million, or $1.83 per share, for the year ended September 30, 1993. The 1993 loss included discontinued loss provisions of $15.1 million and a loss of $8.7 million from continuing operations. In 1992, the Company reported a net loss of $56.7 million, or $4.37 per share, which included losses from discontinued operations of $64.1 million and a profit of $7.4 million from continuing operations which included a gain on sale of exploration and production assets of $21.4 million.

        Due to the sale of substantially all of the Company's domestic oil and gas operations in June 1992 and continuing reductions in the scope of those operations since that time, the results of continuing operations are not comparable and may not be indicative of the Company's future operating results and financial condition. The customary analysis of significant variances in the components of results of operations for continuing operations has been omitted for 1993 compared to 1992.

        1994 vs 1993
        ------------

        Operating revenues, other income and operating costs are primarily comprised of non-recurring transactions in both periods.

        The decrease in general and administrative expense of $2.2 million between the years arises primarily from reductions in the number of employees, offices and aircraft. Costs of exploration and exploratory dry holes include a charge of $1.0 million in 1993 for the write-off of the Lilia No. 9, a shallow oil well in the Opon project. No comparable expenses have been incurred in the current period. Loss on sale of assets for 1994 includes $0.9 million from the sale of the Company's New Mexico office facilities as described previously.

        Total interest expense for 1994 of $4.6 million is less than total interest expense for 1993 of $6.7 million. The net decrease of $2.1 million between the periods arises primarily from lower interest rates, offset by an increase in outstanding debt of $9.3 million. The amounts reported in the consolidated statements of operations increased by $1.2 million because $3.3 million of interest was allocated to discontinued operations in 1993.

        The Company implemented disposal accounting for its refining and marketing and real estate segments during 1991. In 1994, the Company recorded loss provisions of $2.0 million and $1.4 million for its refining and marketing and real estate segments, respectively, as described previously. Results for the Company's discontinued operations in 1993 include loss provisions of $3.0 million and $5.7 million for the refining and marketing and real estate operations, respectively, as well as a loss of $6.4 million from the sale of substantially all of the discontinued refining and marketing operations recorded in the fourth quarter. The 1992 loss from discontinued operations includes loss provisions totalling $47.0 million for the refining and marketing segment and $17.1 million for the real estate segment.

        Operating losses of $0.4 million, $11.7 million, and $17.0 million for 1994, 1993, and 1992, respectively, from the Company's discontinued operations were charged against loss provisions established in earlier periods. The Fletcher refinery was operated by the Company in October and November 1991 and processed crude oil for a third party from April 1992 through September 1992. The refinery was shut down in October 1992. A portion of the refinery's storage capacity was used as a facility for storage and distribution of crude oil and petroleum products belonging to third parties during 1993. The refinery was sold in September 1993. Accordingly, the operating losses of the periods are not comparable.


        LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1994, cash inflows of $2.0 million, $1.0 million, and $0.2 million arose from the sale of assets, borrowings from Lonrho Plc under existing loan agreements, and issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $1.0 million and $0.5 million to finance continuing and discontinued operations, respectively, and made scheduled debt repayments of $0.2 million. In addition, the Company expended $0.7 million and $0.2 million on capital projects for continuing and discontinued real estate operations, respectively. At September 30, 1994, the Company had cash balances of $1.1 million.

        In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement, as previously described. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and related interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan will be used to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the

        Opon No. 4 well, to satisfy the accrued contingent liability arising from the sold Fletcher refinery described above if determined to be due during fiscal 1995, and for other business activities.

        In December 1993, the Company restructured the terms of its debts to Lonrho Plc. The revised terms included reduction of interest rates to a fixed rate of 6% and provisions allowing the Company to offer payment of future interest in shares of its common stock, and allowing Lonrho Plc to either accept such payment in kind or add the amount of the interest due to principal. The ability to pay interest in kind or capitalize interest allows the Company to service its debt while cash resources are scarce. In November 1994, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc has been extended from 1995 to not earlier than October 1, 1996. See Note 6 to Consolidated Financial Statements in Item 8.

        Approximately $49.0 million of the Company's long-term debt now becomes due in fiscal year 1997. The Company does not have funds to meet these obligations, or subsequent long-term debt obligations, at present. Management believes that the Company will be able to repay, refinance, or restructure these amounts subsequent to establishing proven reserves and production at the Opon project.

        Based upon the Company's budget and current information, existing cash and available facilities are projected to be sufficient to finance the Company's capital expenditure obligations under the Opon Contract and the Farmout Agreement, and other business activities, during fiscal 1995. However, subsequent to the completion of the Opon No. 4 well (estimated in the summer of 1995), significant additional funds will be required for the Company's share of future capital expenditures for facilities for processing and transporting the production, operator's overhead costs, and further exploration and development activities. Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production.

        Management has held preliminary discussions with a number of lenders regarding financing of the Company's future obligations for the Opon project. The Company's management believes that, subject to successful completion of the Opon No. 4 well and securing a market for the Opon project's production, additional debt or equity funds will become available to the Company. Obtaining additional sources of funds is vital to the Company's long-term ability to successfully develop the Opon Project.

        The Company believes that the Opon Project has significant potential to be developed in conjunction with Colombia's planned natural gas transmission network and that the Company's future revenues will be derived from this source. A number of challenges remain, the most important of which is obtaining permanent financing, before the Company's long-term future is secure. There can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available in the future.

   Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            HONDO OIL & GAS COMPANY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1994



                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

     Report of Independent Auditors                                       25


     Financial Statements:
       Consolidated Balance Sheets as of
         September 30, 1994 and 1993                                      26

       Consolidated Statements of Operations for the years ended
         September 30, 1994, 1993 and 1992                                27

       Consolidated Statements of Shareholders' Equity (Deficit)
         for the years ended September 30, 1994, 1993 and 1992            28

       Consolidated Statements of Cash Flows for the years ended
         September 30, 1994, 1993 and 1992                                29

       Notes to Consolidated Financial Statements                         31

       Supplementary Information about Oil & Gas Producing
         Activities and Reserves (Unaudited)                              51

<AUDIT-REPORT>
                         REPORT OF INDEPENDENT AUDITORS


   Board of Directors and Shareholders
   Hondo Oil & Gas Company
   Roswell, New Mexico


   We have audited the accompanying consolidated balance sheets of Hondo Oil & Gas Company as of September 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As more fully described in Note 1, the Company has no significant operating assets which are presently generating cash to fund its operating and capital expenditure requirements. In addition, at September 30, 1994, the Company had a deficiency in net assets. The Company is currently exploring for oil and natural gas under the Opon Association Contract in Colombia. The future of the Company is largely dependent upon the successful exploitation of its rights under this contract.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hondo Oil & Gas Company at September 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP



   Denver, Colorado
   November 9, 1994


</AUDIT-REPORT>
                                      25

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                        September 30,
                                                    1994            1993
                                                -------------   -------------
   ASSETS
   Current assets:
     Cash and cash equivalents                        $1,141            $601
     Accounts receivable (Notes 2 and 3)               5,477           4,266
     Inventory                                            --             770
     Prepaid expenses and other                           33             165
                                                -------------   -------------
       Total current assets                            6,651           5,802

   Properties, net (Notes 1 and 4)                    10,855          15,910
   Net assets of discontinued
     operations (Note 3)                               6,851           7,750
   Other assets                                          551             680
                                                -------------   -------------
                                                     $24,908         $30,142
                                                =============   =============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $196          $1,871
     Current portion of long-term debt (Note 6)          220             210
     Accrued expenses and other (Note 5)               3,822           1,992
                                                -------------   -------------
       Total current liabilities                       4,238           4,073

   Long-term debt, including $77,755 and
     $74,505, respectively, payable to a
     related party (Note 6)                           81,888          78,828
   Deferred taxes (Note 11)                               --             561
   Other liabilities, including $2,354 in
     1994 payable to a related party (Note 7)          5,463           2,495
                                                -------------   -------------
                                                      91,589          85,957
   Contingent liabilities (Note 9)

   Shareholders' equity (deficit):
     Preferred stock (Note 10)                            --              --
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,032,276 and
       13,006,892, respectively                       13,032          13,007
     Additional paid-in capital                       43,972          43,807
     Accumulated deficit                            (123,685)       (112,629)
                                                -------------   -------------
                                                     (66,681)        (55,815)
                                                -------------   -------------
                                                     $24,908         $30,142
                                                =============   =============

   The accompanying notes are an integral part of these financial statements.
                                      26

                                    HONDO OIL & GAS COMPANY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands Except Share and Per Share Data)


                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------
   REVENUES
   Sales and operating revenue                          $369            $145         $48,960
   Gain on sale of assets (Note 2)                        --              --          21,403
   Other income                                          359             835           1,597
                                                -------------   -------------   -------------
                                                         728             980          71,960
                                                -------------   -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                       668             471          20,498
   Depreciation, depletion, and amortization             220             365          16,230
   General and administrative                          2,210           4,427          14,045
   Costs of exploration, exploratory dry holes,
     and impaired leases                                   2           1,012           4,144
   Interest on indebtedness including $4,604,
     $3,400 and $8,340, respectively, to a
     related party (Note 6)                            4,605           3,411           9,939
   Loss on sale of assets (Note 2)                     1,240               8              --
                                                -------------   -------------   -------------
                                                       8,945           9,694          64,856
                                                -------------   -------------   -------------
   Income (loss) from continuing operations
     before income taxes                              (8,217)         (8,714)          7,104
   Income tax benefit (Note 11)                         (199)            (46)           (285)
                                                -------------   -------------   -------------
   Income (loss) from continuing operations           (8,018)         (8,668)          7,389

   Loss from discontinued operations (Note 3)         (3,038)        (15,176)        (64,147)
                                                -------------   -------------   -------------
   Net Loss                                         ($11,056)       ($23,844)       ($56,758)
                                                =============   =============   =============

   Income (loss) per share:
     Continuing operations                            ($0.62)         ($0.67)          $0.57
     Discontinued operations                           (0.23)          (1.16)          (4.94)
                                                -------------   -------------   -------------
     Net loss per share                               ($0.85)         ($1.83)         ($4.37)
                                                =============   =============   =============

   Weighted average common shares outstanding     13,009,174      13,006,967      13,000,805


   The accompanying notes are an integral part of these financial statements.

                                            HONDO OIL & GAS COMPANY
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      (In Thousands Except Common Shares)


                                                        Common Stock                              Retained
                                                -----------------------------    Additional       Earnings
                                                                                   Paid-In      (Accumulated
                                                   Shares          Amount          Capital        Deficit)
                                                -------------   -------------   -------------   -------------

   Balance at October 1, 1991                     12,931,342         $12,931         $42,450        ($32,027)

     Exercise of stock options                        75,550              76           1,357              --
     Net loss                                             --              --              --         (56,758)
                                                -------------   -------------   -------------   -------------
   Balance at September 30, 1992                  13,006,892          13,007          43,807         (88,785)

     Net loss                                             --              --              --         (23,844)
                                                -------------   -------------   -------------   -------------
   Balance at September 30, 1993                  13,006,892          13,007          43,807        (112,629)

     Exercise of stock options                        25,384              25             165              --
     Net loss                                             --              --              --         (11,056)
                                                -------------   -------------   -------------   -------------
   Balance at September 30, 1994                  13,032,276         $13,032         $43,972       ($123,685)
                                                =============   =============   =============   =============

























   The accompanying notes are an integral part of these financial statements.

                                            HONDO OIL & GAS COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)


                                                                             For the years ended
                                                                ---------------------------------------------
                                                                                September 30,
                                                                    1994            1993            1992
                                                                -------------   -------------   -------------

   Cash flows from operating activities:
     Pretax income (loss) from continuing operations                 ($8,217)        ($8,714)         $7,104
     Adjustments to reconcile pretax income (loss) from
       continuing operations to net cash used by continuing
       operations:
       Depreciation, depletion and amortization                          220             365          16,230
       (Gain) loss on sale of assets                                   1,240               8         (21,403)
       Costs of exploratory dry holes and impaired leases                 --           1,051           3,479
       Accrued interest added to long-term debt                        2,250           6,033              --
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                         1,735             947           2,124
           Inventory                                                     770            (770)            978
           Prepaid expenses and other                                    132            (284)          1,399
           Other assets                                                  121             (71)            727
         Increase (decrease) in:
           Accounts payable                                           (1,675)         (2,002)         (4,715)
           Accrued expenses and other                                   (577)         (3,417)         (9,447)
           Other liabilities                                           2,968             584          (1,570)
                                                                -------------   -------------   -------------
         Net cash used by continuing operations                       (1,033)         (6,270)         (5,094)
                                                                -------------   -------------   -------------

     Pretax loss from discontinued operations                         (3,400)        (15,070)        (64,147)
     Adjustments to reconcile pretax loss from discontinued
       operations to net cash used by discontinued operations:
       Depreciation and amortization                                       3           3,047           5,214
       Gain on sale of assets                                            (81)           (436)             --
       Provision for losses, net of utilization                        2,967           3,677          45,651
       Decrease in operating assets                                       --           8,134          20,142
       Decrease in operating liabilities                                  --          (9,748)        (21,572)
                                                                -------------   -------------   -------------
         Net cash used by discontinued operations                       (511)        (10,396)        (14,712)

     Income taxes paid (Note 11)                                          --              --            (500)
                                                                -------------   -------------   -------------

         Net cash used by operating activities                        (1,544)        (16,666)        (20,306)
                                                                -------------   -------------   -------------


                                                 (Continued)

                                            HONDO OIL & GAS COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)


                                                                             For the years ended
                                                                ---------------------------------------------
                                                                                September 30,
                                                                    1994            1993            1992
                                                                -------------   -------------   -------------

   Cash flows from investing activities:
     Sale of assets                                                    1,971           3,714         130,351
     Capital expenditures                                               (897)        (13,588)        (11,929)
                                                                -------------   -------------   -------------
         Net cash provided (used) by investing activities              1,074          (9,874)        118,422
                                                                -------------   -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                1,000           6,000          28,626
     Principal payments on long-term debt                               (180)           (248)       (112,888)
     Issuance of stock                                                   190              --           1,433
                                                                -------------   -------------   -------------
         Net cash provided (used) by financing activities              1,010           5,752         (82,829)
                                                                -------------   -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from all operations                                                 540         (20,788)         15,287

   Less net increase (decrease) in cash and cash equivalents
     from discontinued operations                                         --            (914)            199
                                                                -------------   -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from continuing operations                                          540         (19,874)         15,088

   Cash and cash equivalents at the beginning of the year                601          20,475           5,387
                                                                -------------   -------------   -------------
   Cash and cash equivalents at the end of the year                   $1,141            $601         $20,475
                                                                =============   =============   =============














   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. The Hondo Company, hereinafter referred to as "Hondo", owns 78% of Hondo Oil's common stock.

       Effective March 31 and September 4, 1991, the Company adopted plans of disposal for its refining and marketing and its real estate segments, respectively. Accordingly, the results of operations and the net assets of the discontinued segments have been reclassified to discontinued operations for all periods presented. Assets of discontinued operations are recorded at the lower of cost or net realizable value. On October 1, 1993, the Company completed the sale of substantially all of its refining and marketing assets. Refer to
       Note 3.

       As described in Note 2, during 1992 the Company sold substantially all of its domestic oil and gas properties to Devon Energy Corporation. As a result, the Company's cash resources are limited to cash on hand, advances under lines of credit from a related party (See Note 6) and the proceeds of sales of certain assets. Cash from operations is not expected to be a source of funds unless and until the Company's Colombian Opon Association Contract begins production.

       The Company's future is dependent upon successful exploitation of its rights under the Opon Association Contract. During 1993, the Company entered into a Farmout Agreement with Amoco Colombia Petroleum Company ("Amoco Colombia") relating to the Opon Contract in which the Company sold a partial interest. As part of the consideration for this interest, Amoco Colombia has or will provide funds for certain capital expenditures required by the contract during fiscal 1994 and 1995. Management estimates its available cash is sufficient to meet its cash needs for the next fiscal year assuming no material adverse changes to budgeted plans occur.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (a)    Basis of Consolidation and Presentation (continued)
              ---------------------------------------------------

       The Company now owns a 30% interest in the Opon Contract which drilled the Opon No. 3 well in Colombia in 1994 and will soon begin drilling of the Opon No. 4 well. The Opon No. 3 well discovered potentially significant reserves of natural gas and condensate. However, delivering these reserves to market is dependent upon successful completion of another well and subsequently obtaining financing for further development of the Opon Contract area. At September 30, 1994, exploration under the Opon Contract represents substantially all of the Company's current business operations. While the Opon No. 3 well has discovered potentially significant quantities of hydrocarbons, substantial contingencies must still be resolved before recovery of the Company's investment in Colombia, by production of the reserves, can be assured.

       (b)    Cash Equivalents
              ----------------

       Cash equivalents represent highly liquid investments with maturities of three months or less when purchased.

       (c)    Inventory
              ---------

       Inventory, which consists entirely of lease and well equipment in Colombia, is valued at the lower of cost or net realizable value.

       (d)    Oil and Gas Properties
              ----------------------

       Oil and gas properties are accounted for using the successful efforts method. Under this method, property acquisition costs are capitalized when incurred and exploratory geological and geophysical costs and delay rentals are expensed as incurred. The Company does not capitalize salaries, or other general and administrative costs, pertaining to oil and gas acquisition, exploration, and development activities. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If proved reserves are not discovered, such dry hole costs are expensed. All developmental drilling costs, including intangible drilling and equipment costs incurred on unsuccessful wells, are capitalized.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (d)    Oil and Gas Properties (continued)
              ----------------------------------

       Acquisition costs of unproved properties which are considered to be individually significant are periodically assessed for impairment on a property-by-property basis. Individually insignificant properties are assessed for impairment as a group. Any decline in value is included in the statement of operations in costs of exploration, exploratory dry holes, and lease impairment.

       Intangible drilling and development costs and tangible equipment are depleted by the units-of-production method using proved developed reserves on a field basis. Leasehold costs are also depleted on a field basis using total proved reserves. Estimates of proved reserves are based upon reports of Company and independent petroleum engineers.

       (e)    Other Fixed Assets
              ------------------

       Other fixed assets are recorded at historical cost and are depreciated by the straight-line method using useful lives of 7 to 10 years.

       (f)    Earnings Per Share
              ------------------

       Net income per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The effect of common stock equivalents is not included for periods with losses. Fully diluted per share amounts are the same as primary per share amounts, and accordingly, are not presented.

       (g)    Income Taxes
              ------------

       As required by the provisions of SFAS No. 109, the Company changed its method of accounting for income taxes from the provisions of SFAS No. 96, "Accounting For Income Taxes", to the provisions of SFAS No. 109, "Accounting For Income Taxes", effective October 1, 1993. The change in accounting method had no material effect on the Company's financial position, results of operations, or components of income tax expense for the current or previous fiscal years. Accordingly, no cumulative effect of a change in accounting principle has been recognized.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (g)    Income Taxes (continued)
              ------------------------

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

       Investment tax credits are accounted for by the flow-through method which recognizes related benefits in the year realized.

       (h)    Loan Fees
              ---------

       Capitalized loan fees pertaining to long-term loans are included in other assets. The loan fees are stated at cost and are amortized by the straight-line method, which approximates the level yield method, over the life of the related loan.

       (i)    New Accounting Standards
              ------------------------

       In December 1991 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments". SFAS No. 107 requires disclosure of information relating to fair market values of financial instruments and is effective for fiscal years ending after December 15, 1995, for companies with total assets of less than $150,000. Accordingly, the difference between fair market values and carrying values of the Company's financial instruments has not been determined.

       (j)    Foreign Currency Translation
              ----------------------------

       The Company's Colombian business is conducted in a highly
       inflationary economic environment. Accordingly, the financial statements of the Company's foreign subsidiary are remeasured as if the functional currency were the U.S. dollar using historical exchange rates. Exchange gains and losses, which have been immaterial to date, are included in other income.
                                      34

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   2)  Accounts Receivable; Disposal of Oil and Gas Assets
       ---------------------------------------------------

       Under the terms of the Farmout Agreement with Amoco Colombia (See
       Note 1), Amoco Colombia had an option to withdraw from the Opon Contract following completion of the Opon No. 3 well. On September 26, 1994, Amoco Colombia notified the Company it had elected to proceed, and accordingly, incurred an obligation to the Company of $5,000. The $5,000 receivable accrued by the Company at September 30, 1994 was collected on October 14, 1994. No gain was recognized on the transaction, rather the full amount was used to reduce the balance of the Company's drilling in progress. See Notes 4 and 5.

       The accounts receivable balances reported in the consolidated balance sheets are net of allowances for doubtful receivables of $399 and $555 for September 30, 1994 and 1993, respectively.

       On March 18, 1992, the Company executed an agreement to sell substantially all of its domestic oil and gas properties to Devon Energy Corporation for a contractual price of $139,175. The purchase price was subject to various adjustments, including adjustments for the cash operating profit of the properties and capital expenditures pertaining to the properties from December 31, 1991 through the date of closing, June 25, 1992. Proceeds from the sale were $126,668 and the gain arising from the transaction was $23,588. The proceeds were used to reduce short-term and long-term debt by $94,080 and to repay accrued interest and expenses of $7,726. The remainder was retained to fund the ongoing operations of the Company. The reported 1992 gain of $21,403 also includes net losses from the disposal of domestic oil and gas properties excluded from the transaction described above and the disposal of fixed assets.

       Since the time of the transaction described above, the Company has not owned any significant domestic oil and gas properties and has continued to dispose of the few remaining insignificant domestic properties and excess fixed assets. Loss on sale of assets for 1994 includes $935 from the sale of the Company's office building and certain furniture and equipment in Roswell, N.M.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   3)  Discontinued Operations
       -----------------------

       Effective March 31 and September 4, 1991, respectively, the Company adopted plans of disposal for its refining and marketing and real estate segments. Revenues of the refining and marketing segment for 1994, 1993 and 1992 were $64, $1,213 and $68,175 respectively. A summary, by segment, of the results of discontinued operations is as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------

       Refining and marketing                        ($2,000)        ($9,370)       ($47,000)
       Real estate                                    (1,400)         (5,700)        (17,147)
       Income tax expense (benefit)                     (362)            106              --
                                                -------------   -------------   -------------
                                                     ($3,038)       ($15,176)       ($64,147)
                                                =============   =============   =============

       Per share                                      ($0.23)         ($1.16)         ($4.94)
                                                =============   =============   =============

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

       Refining and marketing losses for 1993 include $6,370 resulting from the sale and operating loss provisions of $3,000. The Company recorded a $44,000 valuation provision and a provision for future operating losses of $3,000 in 1992 in respect of the refining and marketing segment. Additional loss provisions of $2,000 have been required in 1994 for the reasons described below.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   3)  Discontinued Operations (continued)
       -----------------------------------

       The agreement for the sale of Fletcher included a provision allowing the Company to share in the proceeds from the sale of certain components of the refinery equipment which the buyer planned to sell. Based on estimates of a broker of used refinery equipment, the Company recorded $1,000 as the estimated realizable value at the time of the transaction. The buyer and the Company have not succeeded in selling this equipment during the ensuing year. In September 1994, the Company reduced the carrying value of the receivable by $600 on the basis of an offer from the buyer for the Company's share of equipment sale proceeds.

       In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by present Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. The State of California's audit is still in process and could result in a liability different from the amount accrued when concluded.

       On December 15, 1989, the Company permanently suspended operations at its Newhall refinery because of expectations of continued operating losses. As of September 30, 1990, the Company reclassified the cost of Newhall's dismantled properties to the real estate segment. All costs incurred subsequent to December 15, 1989 have been capitalized. In September 1993, the Company suspended execution of a development plan for the property, now referred to as Valley Gateway, which included dismantling the refinery, effecting environmental remediation of the land and further developing the land to a condition where it could be sold as land ready for construction.
       This decision was made as a result of continued declines in the local real estate market and the Company's limited cash resources. Management now believes that a sale of the property in its present condition with existing entitlements is the best course of action. Accordingly, the carrying value of the property was further reduced by $5,700 in 1993 and prior accruals of environmental remediation and development costs of $9,174 were netted against the carrying value of the property.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   3)  Discontinued Operations (continued)
       -----------------------------------

       In addition to the Valley Gateway property, the Company owns the 11 acre Via Verde Bluffs property, carried at $2,575 and $2,995 at September 30, 1994 and 1993, respectively. Both properties were listed with brokers during 1994. The Company has executed a sale agreement for the Via Verde Bluffs property which is subject to certain contingencies and is scheduled to close in the summer of 1995.

       In 1994, the carrying value of the real estate was further reduced by $1,400 as a result of local market conditions, current sale negotiations, and the timing of possible sales. It is management's belief that the market value of the property is equal to or in excess of the Company's carrying value, as adjusted.

       Changes in the balance of real estate are as follows:

                                                        September 30,
                                                    1994            1993
                                                -------------   -------------

       Beginning balance                              $7,750         $20,500
         Development and dismantlement costs             168           1,606
         Accrued future development costs:
           Short-term                                     --          (2,870)
           Long-term                                      --          (6,304)
         Valuation provisions established             (1,400)         (5,700)
         Valuation provisions used                       333             518
                                                -------------   -------------
       Ending balance                                 $6,851          $7,750
                                                =============   =============

       Remaining acres                                   116             116
                                                =============   =============

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Interest of $2,522 and $4,184 for 1993 and 1992, respectively, was allocated to refining and marketing operations. Allocations of interest to the real estate operations were $285, $295 and $304 for 1994, 1993 and 1992 respectively. Interest expense allocated to discontinued operations also includes $2,514 and $2,370 attributable to Lonrho Plc for the years ended September 30, 1993 and 1992, respectively.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   4)  Properties
       ----------

       Properties, at cost, consist of the following:

                                                        September 30,
                                                    1994            1993
                                                -------------   -------------

       Proved oil and gas properties (domestic)           $3          $1,742
       Accumulated depreciation,
         depletion and amortization                       (3)         (1,493)
                                                -------------   -------------
                                                           0             249
       Drilling in progress (a),(b)                   10,696          13,629
                                                -------------   -------------
       Oil and gas properties, net                    10,696          13,878
                                                -------------   -------------

       Other fixed assets                                267           2,693
       Accumulated depreciation                         (108)           (661)
                                                -------------   -------------
       Other properties, net                             159           2,032
                                                -------------   -------------

                                                     $10,855         $15,910
                                                =============   =============

       (a) As of September 30, 1994, drilling in progress represents the cost of four of the five wells the Company drilled in Colombia prior to fiscal 1994. The fifth well was expensed as a dry hole in fiscal 1993. Assignment of proved reserves to these costs is dependent upon further exploration work which is now in progress. If the additional capital expenditures fail to establish proved reserves, these capitalized costs could be written off during fiscal 1995.

       (b) See Notes 2 and 5 regarding accruals at September 30, 1994 which affect this balance.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   4)  Properties (continued)
       ----------------------

       Total costs incurred (both capitalized and expensed) in oil and gas producing activities were:

<HEADING>
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------

       Property acquisition costs                        $--            $536            $300
                                                =============   =============   =============
       Exploration costs (a)                          $2,068          $7,184          $8,890
                                                =============   =============   =============
       Development costs                                 $--              --          $2,848
                                                =============   =============   =============

       (a) See Note 5 regarding accruals at September 30, 1994 which affect the 1994 amount.


   5)  Accrued expenses
       ----------------

       Accrued expenses consist of the following:

                                                        September 30,
                                                    1994            1993
                                                -------------   -------------

       Drilling costs (a)                             $2,000            $600
       Refining and marketing costs (Note 3)           1,544             500
       Ad valorem taxes                                   --             229
       Other                                             278             663
                                                -------------   -------------
                                                      $3,822          $1,992
                                                =============   =============

       (a) Under the terms of the Farmout Agreement with Amoco Colombia (See Note 1), Amoco Colombia had an option to withdraw from the Opon Contract following completion of the Opon No. 3 well. On September 26, 1994, Amoco Colombia notified the Company it had elected to proceed. Amoco Colombia's election obligates Amoco Colombia to proceed with the drilling of Opon No. 4 well and, in turn, obligates the Company to pay $2,000 of the drilling costs for Opon No. 4 well. As of September 30, 1994, the Company has accrued its obligations for the Opon No. 4 well and increased the balance of drilling in progress.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   6)  Long-Term Debt
       --------------

       Long-term debt consists of the following:

                                                        September 30,
                                                    1994            1993
                                                -------------   -------------

       Notes payable to Lonrho Plc (a),(b):
         Note A (c)                                   $3,181          $3,087
         Note B (c)                                    4,144           3,050
         Note C (d)                                   35,302          34,274
         Note D (d),(e)                               35,128          34,094
       Pollution Control Revenue Bonds (f)             2,930           3,140
       Industrial Development Revenue Bonds (f)        1,000           1,000
       Other                                             423             393
                                                -------------   -------------
                                                      82,108          79,038
       Less current maturities                          (220)           (210)
                                                -------------   -------------

                                                     $81,888         $78,828
                                                =============   =============


       Maturities are as follows for the years ending September 30:

       1995                                             $220
       1996                                              235
       1997                                           49,033
       1998                                           13,497
       1999                                           13,513
       Thereafter                                      5,610
                                                -------------
                                                     $82,108
                                                =============

       Hondo Oil paid interest of $260, $4,031 and $16,259 for the years ended September 30, 1994, 1993 and 1992, respectively. Interest of $829 and $814, all of which pertained to discontinued operations, was capitalized for the years ended September 30, 1993 and 1992, respectively. Capitalized interest for the year ended September 30, 1993 arose from amounts owed to Lonrho Plc.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   6)  Long-Term Debt (continued)
       --------------------------

       (a) In December 1993, the Company restructured its debts to Lonrho Plc, a shareholder of Hondo, effective September 30, 1993.
              The following terms apply to each of the four notes:
              (1) Interest is payable semiannually at a rate of 6%.
              (2) If management determines sufficent cash is not available to pay interest, management may offer to issue the Company's unregistered stock valued at the American Stock Exchange closing price on the interest due date as payment in kind. Lonrho may choose to either add the accrued interest to the balance of the debt outstanding or accept the payment in kind.
              (3) Accrued interest of $2,354, $2,250 and $6,005 has been added to the outstanding debt as of October 1, 1994, April 1, 1994 and September 30, 1993, respectively.
              (4) As consideration for past deferrals of interest and principal payments due under the terms of the four notes, the Company has granted Lonrho Plc a 5% share of the Company's net profits, as defined, under the Opon Contract. Following repayment of the four notes, Lonrho's entitlement will be reduced by half.
              (5) Net proceeds from asset sales are to be applied to the reduction of Notes C and D.

       (b) In November 1994, the Company and Lonrho agreed to defer commencement of principal amortization for each of the four loans. The maturity terms noted below reflect the revisions.

       (c) Notes A and B are secured by the Company's real estate included in discontinued operations. Absent repayment in full as a result of the sale of the securing real estate, principal amortization in ten equal semiannual installments will commence October 1, 1996. Note A is secured by the Company's Via Verde Bluffs real estate. Note B is secured by the Company's Valley Gateway real estate. An additional $1,000 was drawn under the terms of Note B during 1994.

       (d) Notes C and D are secured by the Company's Valley Gateway real estate. Note C is to be amortized in three equal annual installments beginning November 1, 1996. Note D is due October 1, 1996. Notes C and D are subordinated to the Company's other indebtedness existing at September 30, 1994.

       (e) In October 1994, the Company received $4,800, net of withholding taxes, from Amoco Colombia under the terms of the Farmout Agreement (See Notes 1 and 2). Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of Note D and the related interest expense. At the same time, Lonrho Plc made available $5,000 in the form of a facility loan that may be drawn as needed by the Company.
                                      42

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   6)  Long-Term Debt (continued)
       --------------------------

       (f) Both issues of these tax-exempt bonds were issued under the authority of the California Pollution Control Financing Authority. The Pollution Control Revenue bonds bear interest at an average rate of 6.11%, payable semiannually, and mature serially through November 1, 2003. The Industrial Development Revenue Bonds bear interest at a rate of 7.5%, payable semiannually, and mature September 1, 2011. Both bond issues are collateralized by certain refinery facilities and equipment located at Valley Gateway and the Fletcher refinery. The collateral at the Fletcher refinery is leased to the buyer for a nominal annual fee. The trustee of the bonds has been notified of these changes in the collateral. No substitute collateral has been provided. The Company has received no correspondence from the Trustee related to these events.

       According to the terms of the various credit agreements, the Company is restricted in its ability to: (a) incur additional debt; and (b) pay dividends on and/or redeem capital stock.


   7)  Other Liabilities
       -----------------

       During 1994, the Company entered into an agreement with the City of Long Beach which provides, among other things, that payment of amounts due to the City of Long Beach arising from the Company's interest in the Long Beach Unit, Wilmington Oil Field, California (THUMS), including $542 classified as a current liability at September 30, 1993, will be deferred. Accordingly, all liabilities to the City of Long Beach are now classified as long-term. Other liabilities consist of the following:

                                                        September 30,
                                                    1994            1993
                                                -------------   -------------

       Interest payable to Lonrho Plc (Note 6)        $2,354          $   --
       City of Long Beach                              1,534           1,332
       Other                                           1,575           1,163
                                                -------------   -------------
                                                      $5,463          $2,495
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   8)  Retirement Plans
       ----------------

       The Company has made available to all full-time administrative employees, who have completed at least one year of service, a defined contribution profit-sharing plan (401(k) Plan). Qualifying employees may contribute up to 10.00% of their annual earnings, but not in excess of the maximum amount allowed by the Internal Revenue Service, and the Company will match the employee contribution up to a maximum 5.00% of an employee's annual earnings. The Company's matching contributions for the years ended September 30, 1994, 1993 and 1992 were $27, $121 and $232, respectively.

       In addition, the Company has a defined benefit pension plan covering certain former officers of the Company. The plan was created to provide pension benefits greater than the amounts allowable (in accordance with IRS regulations) under the former defined benefit plan (terminated in 1989) available to all full-time non-union employees. The benefits of the continuing plan are based on years of service and compensation during the last five years of service as in the terminated plan, less the pension benefit determined under the terminated plan. The plan is unfunded. The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.50% and 6.75% for September 30, 1994 and 1993, respectively. The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet:

                                                        September 30,
                                                    1994            1993
                                                -------------   -------------

       Actuarial present value of projected
         (fully accumulated) benefit obligation,
         fully vested                                   $625            $683
       Plan assets at fair value                          --              --
                                                -------------   -------------
       Projected benefit obligation in excess
         of plan assets                                  625             683
       Unrecognized net loss from past
         experience different from that assumed
         and effects of changes in assumptions          (215)           (268)
       Unrecognized prior service cost                   (58)            (64)
       Unrecognized net transition obligation           (145)           (159)
       Adjustment required to recognize minimum
         liability                                       418             491
                                                -------------   -------------
       Accrued pension cost included in
         other long-term liabilities                    $625            $683
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   8)  Retirement Plans (continued)
       ----------------------------

       Net pension cost included the following components:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------
       Interest cost on projected obligation             $45             $46             $47
       Net amortization and deferral                      25              35              34
                                                -------------   -------------   -------------
                                                         $70             $81             $81
                                                =============   =============   =============


   9)  Contingent liabilities
       ----------------------

       The Company is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, any liability to the Company relative to the various proceedings will not have a material adverse effect on the Company's operations or financial condition.

       The Company is subject to various environmental laws and regulations of the United States. As is the case with other companies engaged in similar industries, the Company faces exposure from actual or potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Company's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. However, future environmental related expenditures cannot be reasonably quantified in many circumstances due to the conjectural nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the number of other potentially responsible parties involved, and changing environmental laws and interpretations. The reduced scope of the Company's operations following the sale of the Company's domestic oil and gas properties and the Fletcher refinery have significantly reduced the Company's potential exposure to environmental liability, including potential Superfund claims against Fletcher, which liability, in the opinion of management, is not material.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   10) Shareholders' Equity
       --------------------

       In addition to its common shares, the Company has authorized 10,000,000 shares of one dollar par value preferred stock. No preferred shares have been issued as of September 30, 1994.

       The Company has two stock option plans under which options to purchase common shares of the Company are granted to certain officers, directors and key employees. The options are priced equal to or greater than the market price in effect at the date of grant. Accordingly, no compensation expense in connection with the plan is
       recognized.   The 1982 Stock Option Plan has been terminated except
       for 74,700 outstanding options priced at $19.00 per share which expire in May 1997. Options granted, exercised and outstanding at September 30, 1994 under the 1993 Stock Incentive Plan were all priced at $7.50 per share.

       The following table summarizes certain information relative to the stock option plans:

                                                    Share
                                                   Options
                                                -------------

       Outstanding at October 1, 1993                 75,200
         Granted                                     171,000
         Exercised                                   (25,384)
         Expired or terminated                          (500)
                                                -------------
       Outstanding at September 30, 1994             220,316
                                                =============

       Additional options of 179,000 are available for future grants at September 30, 1994. No additional options were available at September 30, 1993. Of the 220,316 options outstanding at September 30, 1994, 136,816 were exercisable at that date.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   11) Income Taxes
       ------------

       Until 1992, Hondo Oil was included in the consolidated tax return of Hondo because Hondo owned greater than 80% of Hondo Oil's shares. Hondo's ownership of Hondo Oil became less than 80% in 1992. Hondo Oil had a tax allocation agreement with Hondo whereby Hondo Oil reimbursed Hondo for the use of Hondo's tax attributes to the extent these attributes were applied against taxable income generated by Hondo Oil in the consolidated tax return. Under the terms of this agreement, Hondo Oil paid $500 to Hondo in 1992. This payment was made to reimburse Hondo for alternative minimum tax net operating losses utilized by Hondo Oil in the consolidated tax return filed for the year ended September 30, 1990.

       The components of income tax benefit from continuing operations are as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------
       Deferred:
         Federal                                       ($190)           ($30)          ($186)
         State                                            (9)            (16)            (99)
                                                -------------   -------------   -------------
                                                       ($199)           ($46)          ($285)
                                                =============   =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   11) Income Taxes (continued)
       ------------------------

       Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                        September 30,
                                                    1994            1993
                                                -------------   -------------
       Deferred tax assets, long-term:
         Net operating loss carryforwards            $38,734         $35,223
         Valuation allowances                        (38,734)        (26,992)
                                                -------------   -------------
                                                          --           8,231
                                                -------------   -------------
       Deferred tax liabilities, long-term:
         Financial reporting basis of real
           estate in excess of income tax basis           --           8,671
         Income tax depreciation in excess of
           financial reporting depreciation               --             121
                                                -------------   -------------
                                                          --           8,792
                                                -------------   -------------
       Net deferred tax liability                        $--            $561
                                                =============   =============

       The differences between income tax benefit from continuing operations and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before income taxes are as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------
       Tax (benefit) computed at the effective
         statutory rate                              ($2,794)        ($2,963)         $2,415
       Reduction of future reversals by
         utilization of net operating loss
         carryforwards                                    93              --          (2,794)
       State taxes, net                                   (9)            (16)            (99)
       Alternative minimum tax                          (190)            (30)           (186)
       Losses from foreign operations                    137             482             379
       Net operating loss for which no benefit
         is recognized                                 2,564           2,481              --
                                                -------------   -------------   -------------
                                                       ($199)           ($46)          ($285)
                                                =============   =============   =============

                                      48

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   11) Income Taxes (continued)
       ------------------------

       At September 30, 1994, the Company had the following net operating loss and investment tax credit carryforwards for financial statement and income tax reporting purposes:

<HEADING>
                                                                                 Alternative
                                                  Book Net         Tax Net       Minimum Net     Investment
                                                  Operating       Operating     Tax Operating        Tax
       Year of Expiration                           Loss            Loss            Loss           Credit
       ------------------                       -------------   -------------   -------------   -------------
       Consolidated Carryforwards:
         2003                                         $2,960          $3,167              --
         2004                                         12,469          12,469         $10,917
         2005                                          2,803           2,803              --
         2006                                         26,612          26,612          22,012
         2007                                         15,781          15,781          30,041
         2008                                         25,551          25,551          23,919
         2009                                         11,604          11,604          11,604
                                                -------------   -------------   -------------
                                                     $97,780         $97,987         $98,493
                                                =============   =============   =============

       Separate Carryforwards (a)
         1995                                             --              --              --          $1,600
         1996                                             --              --              --             766
         1997                                             --              --              --             612
         1998                                             --              --              --             259
         1999                                        $12,397         $12,397         $12,397             144
         2000                                             --              --              --             210
         2001                                          6,101           6,101           6,101              74
         2002                                          6,648           6,714          10,715              --
                                                -------------   -------------   -------------   -------------
                                                     $25,146         $25,212         $29,213          $3,665
                                                =============   =============   =============   =============

       (a) These separate carryforwards can only be used against future income and tax liabilities of the company within the consolidated group which generated the carryforwards.

       In conjunction with the sale of the Fletcher refinery in 1993 as described in Note 3, unrestricted net operating loss carryforwards of $59,658 and separate net operating loss carryforwards of $23,983 pertaining to the Fletcher refinery were reattributed to Hondo Oil.



                                      49

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


   12) Segment information
       -------------------

       Following reclassification of the Company's refining and marketing and real estate segments to discontinued operations in 1991, the Company's operations have been concentrated in one industry segment: the exploration for and production of reserves of oil and natural gas. In 1992, the Company sold substantially all of its domestic oil
       and gas reserves.   The Company's continuing activities are presently
       limited to exploration for oil and gas reserves located in Colombia. Currently, no proven reserves have been established and the Company has no foreign sales as yet, and no export sales. As a result of the asset sale noted above, the Company has no significant customers (comprising more than 10% of continuing operation's revenue) with which it will do business in the foreseeable future. Information segregating the Company's continuing domestic and foreign operations is as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------
       Sales and operating revenue:
         United States                                  $369            $145         $48,960
         Foreign                                          --              --              --
                                                -------------   -------------   -------------
                                                        $369            $145         $48,960
                                                =============   =============   =============

       Operating profit (loss):
         United States                                  $155           ($728)         $2,317
         Foreign                                        (283)         (1,434)         (1,109)
                                                -------------   -------------   -------------
         Operating profit (loss):                       (128)         (2,162)          1,208
         Gain (loss) on sale of assets                (1,240)             (8)         21,403
         Interest expense                             (4,605)         (3,411)         (9,939)
         Corporate expense and other                  (2,244)         (3,133)         (5,568)
                                                -------------   -------------   -------------
         Income (loss) from continuing
           operations before income taxes            ($8,217)        ($8,714)         $7,104
                                                =============   =============   =============
       Identifiable assets:
         United States                                $9,175         $15,637         $52,096
         Foreign                                      15,733          14,505           7,436
                                                -------------   -------------   -------------
                                                     $24,908         $30,142         $59,532
                                                =============   =============   =============

                                      50

                            HONDO OIL & GAS COMPANY
             SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                      ACTIVITIES AND RESERVES (UNAUDITED)
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


       In September 1994, the Company announced the discovery of potentially significant reserves of natural gas and condensate in an exploratory well recently drilled on the Opon Association Contract area in Colombia. Results of testing of this well indicate the well is capable of producing 45 million cubic feet of natural gas and 2,000 barrels of condensate daily. The Company has a 30% interest in the well. Ecopetrol, the Colombian national oil company, has the right to a 50% working interest participation after the contract area is declared commercial. No definitive assessment of the size of the hydrocarbon resources associated with the discovery can presently be made and no proven reserves have been assigned.

       The following supplemental information regarding the oil and gas activities of Hondo Oil is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission
       (SEC) and Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures About Oil and Gas Producing Activities."

       Due to the sale of substantially all of the Company's oil and gas properties during 1992 (See Note 2 to the Consolidated Financial Statements), certain of the disclosure provisions referenced above are not presently applicable. Disclosures regarding proved oil and gas reserve quantities are presented only for 1992. The standardized measure of discounted future net cash flows (and the changes therein) has been omitted. Disclosures regarding capitalized costs relating to oil and gas producing activities and costs incurred for property acquisition, exploration, and development activities are included in
       Note 4 to the consolidated financial statements.

       Estimates of oil and gas proved reserves and production, all located in the United States, were as follows:

                                                     Oil             Gas
                                                   (MBBLS)         (MMCF)
                                                -------------   -------------

       Proved reserves, October 1, 1991               14,452          83,745
         Revisions in previous estimates                  --              --
         Sale of producing properties                (12,701)        (75,399)
         Extensions, discoveries and purchases           266           1,353
         Production                                   (2,017)         (9,699)
                                                -------------   -------------
       Proved reserves, September 30, 1992                 0               0
                                                =============   =============

       Proved reserves at October 1, 1991 include proved developed reserves of 13,503 MBBLS and 74,174 MMCF.

                            HONDO OIL & GAS COMPANY
             SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                      ACTIVITIES AND RESERVES (UNAUDITED)
                               September 30, 1994

                       (All Dollar Amounts in Thousands)


       The following table sets forth the results of operations from oil and gas producing and exploration activities. Income tax expense was computed using the statutory tax rate for the period adjusted for utilization of net operating loss carryforwards, permanent differences, tax credits and allowances.

<HEADING>                                                    For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1994            1993            1992
                                                -------------   -------------   -------------
       Revenues                                         $369            $145         $48,960
       Production costs                                 (386)         (1,042)        (29,703)
       Exploration expenses                               (2)         (1,012)         (4,144)
       Depreciation, depletion and amortization           --              --         (13,905)
                                                -------------   -------------   -------------
                                                         (19)         (1,909)          1,208
       Income tax expense (benefit)                       (7)           (743)            470
                                                -------------   -------------   -------------
       Results of operations from exploration
         and production activities (excluding
         corporate overhead and interest)               ($12)        ($1,166)           $738
                                                =============   =============   =============

<HEADING>
                                            HONDO OIL & GAS COMPANY
                               Schedule VIII - VALUATION AND QUALIFYING ACCOUNTS
                                               September 30, 1994

                                       (All Dollar Amounts in Thousands)


                                                                  Additions
                                                 Balance at      charged to                        Balance
                                                  beginning       costs and                        at end
                                                  of period       expenses       Write-offs       of period
                                                -------------   -------------   -------------   -------------
       Allowance for doubtful receivables:
       Continuing operations:
         1994                                           $555             $61           ($217)           $399
                                                =============   =============   =============   =============
         1993                                           $812            $156           ($413)           $555
                                                =============   =============   =============   =============
         1992                                           $119            $775            ($82)           $812
                                                =============   =============   =============   =============

       Discontinued operations:
         1994                                            $--             $--             $--             $--
                                                =============   =============   =============   =============
         1993                                         $1,078             $--           ($856)           $222
                                                =============   =============   =============   =============
         1992                                           $951            $559           ($432)         $1,078
                                                =============   =============   =============   =============

       Note: The balance of $222 for discontinued operations as of September
             30, 1993 was included in the assets of a subsidiary which was sold as of that date.

   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There has been no change in the Company's auditors during the two most recent fiscal years.

                                    PART III

   Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item will be contained in the Company's Proxy Statement to be filed within 120 days after fiscal year end and is incorporated herein by reference.

   Item 11.   EXECUTIVE COMPENSATION

   The information required by this item will be contained in the Company's Proxy Statement to be filed within 120 days after fiscal year end and is incorporated herein by reference.

   Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be contained in the Company's Proxy Statement to be filed within 120 days after fiscal year end and is incorporated herein by reference.

   Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be contained in the Company's Proxy Statement to be filed within 120 days after fiscal year end and is incorporated herein by reference.

                                    PART IV

   Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements: See the Index to Financial Statements in Item 8 hereof.

       (2)    Financial Statement Schedules:                            Page

              VIII.  Valuation and Qualifying Accounts                    53

              Schedules other than those listed above are omitted because they are not required or not applicable, or because the information required in a schedule is otherwise included in the Notes to Consolidated Financial Statements.

       (3)    Exhibits filed with this report:  See Item (c) below.

   (b) Reports on Form 8-K:

       The Company filed two Forms 8-K during the quarter ended September 30, 1994, dated September 12, 1994 and September 30, 1994. The first announced test results of an exploratory well recently completed in Colombia in which the Company has an interest. The second reported that Amoco Colombia elected to proceed with drilling of the sixth-year obligation well and to pay Hondo Magdalena $5,000,000 under the Farmout Agreement dated August 9, 1993.

   (c) Exhibits: See Exhibit Index on page 57 for exhibits required by Item 601 of Regulation S-K.

   (d) Financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3 (b)(1):
       See Item (a)(2) above.






                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HONDO OIL & GAS COMPANY


   Date: December 29, 1994            By:/s/Stanton J. Urquhart
                                         -----------------------
                                         Stanton J. Urquhart
                                         Vice President and
                                         Chief Financial Officer


















                                 (continued)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

<HEADING>
                 Signature                                  Title                     Date
   --------------------------------------       -----------------------------   ----------------
                                                Chairman of the Board,
   --------------------------------------       Director
   ROBERT O. ANDERSON

   /s/ John J. Hoey                             President, Chief Executive      December 29, 1994
   --------------------------------------       Officer, and Director
   JOHN J. HOEY

   /s/ Dieter Bock                              Director                        December 29, 1994
   --------------------------------------
   DIETER BOCK

   /s/ Deborah Gudgeon                          Director                        December 29, 1994
   --------------------------------------
   DEBORAH GUDGEON

   /s/ C.B. McDaniel                            Secretary, Director             December 29, 1994
   --------------------------------------
   C.B. MCDANIEL

   /s/ Douglas G. McNair                        Director                        December 29, 1994
   --------------------------------------
   DOUGLAS G. MCNAIR

   /s/ John F. Price                            Director                        December 29, 1994
   --------------------------------------
   JOHN F. PRICE

                                                Director
   --------------------------------------
   R.W. ROWLAND

   /s/ Robert K. Steer                          Director                        December 29, 1994
   --------------------------------------
   ROBERT K. STEER

   /s/ R.E. Whitten                             Director                        December 29, 1994
   --------------------------------------
   R.E. WHITTEN

   /s/ Stanton J. Urquhart                      Vice President, Chief           December 29, 1994
   --------------------------------------       Financial Officer, Principal
   STANTON J. URQUHART                          Accounting Officer

                                  EXHIBIT INDEX


   Exhibit
   Number     Subject
   -------    ---------------------------------------------------------------

       3.1    Revised Certificate of Incorporation.

       3.2    Bylaws.

      *4.1 Documents relating to the $1 million principal amount of California Pollution Control Authority, 7 1/2% Industrial Development Revenue Bonds (Newhall Refining Co., Inc. Project) including Installment Sale Agreement and Indenture of Trust.

      *4.2 Documents relating to the $5 million principal amount of California Pollution Control Financing Authority Pollution Control Revenue Bonds (Newhall Refining Co., Inc. Project), including Pollution Control Facilities Lease Agreement, Indenture, U.S. Small Business Administration Pollution Control Facility Payment Guaranty and Reimbursement Agreement.

     *10.1 Note Purchase Agreement and Letter Agreement dated November 28, 1988, between the Company and Thamesedge, Ltd.

    **10.2 Letter Agreement dated December 18, 1992, between the Company and Thamesedge, Ltd., amending Note Purchase Agreement (Exhibit 10.1, above) (incorporated by reference to Exhibit
              10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission on December 28, 1992).

    **10.3 Loan Agreement dated December 20, 1991, by and between Hondo Oil & Gas Company and Lonrho Plc, including the Promissory Notes and Letter Agreement related thereto (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed with the Securities and Exchange Commission on January 13,
              1992).

    **10.4 Letter Agreement dated December 18, 1992, between the Company and Lonrho Plc, amending Loan Agreement (Exhibit 10.3, above) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission on December 28, 1992).

    **10.5 Net Profits Share Agreement dated December 18, 1992, among the Company, Lonrho Plc, Thamesedge, Ltd. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission on December 28,
              1992).

   Exhibit
   Number     Subject
   -------    ---------------------------------------------------------------

    **10.6 Note Dated April 30, 1993, for $3,000,000, from Via Verde Development Company to Lonrho Plc; Guaranty of the Company (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed with the Securities and Exchange Commission on May 17, 1993).

    **10.7 Note dated June 25, 1993 for $4,000,000 from the Company to Lonrho Plc; Letter Agreement relating to same (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Securities and Exchange Commission on December 28,
              1993).

    **10.8 Letter Agreement dated December 17, 1993, by and among the Company, Via Verde Development Company, Newhall Refining Co., Inc., Lonrho Plc and Thamesedge Ltd. and Note Amendments, amending prior loan agreements and notes (Exhibits 10.1 through 10.7, above),(incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with the Securities and Exchange Commission on December 28, 1993).

    **10.9 Letter Agreement dated November 10, 1994, by and among the Company, Via Verde Development Company, Newhall Refining Co., Inc., Lonrho Plc and Thamesedge Ltd. and Note Amendments (excluding Exhibit E to the Letter Agreement filed as Exhibit 10.10, below) amending prior loan agreements and notes (Exhibits 10.1 through 10.8, above),(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 29, 1994, filed with the Securities and Exchange Commission on November 29, 1994).

   **10.10 Promissory Note dated October 31, 1994, in the original principal amount of $5,000,000, from the Company to Lonrho Plc (additional loan facility),(incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated November 29, 1994, filed with the Securities and Exchange Commission on November 29, 1994).

    *10.11    Employee Capital Appreciation Savings Plan, effective January
              1, 1985.

   **10.12 Form of Indemnity Agreement between Pauley and its directors and officers, approved January 27, 1987 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission on December 28,
              1992).

   Exhibit
   Number     Subject
   -------    ---------------------------------------------------------------

   **10.13 Opon Association Contract (translation) dated July 15, 1987, between Ecopetrol and Opon Development Company, excluding exhibits and attachments (incorporated by reference to Exhibit
              10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed with Securities and Exchange Commission on January 13, 1992).

   **10.14 Farmout Agreement among Hondo Magdalena Oil & Gas Limited, Opon Development Company and Amoco Colombia Petroleum Company dated August 9, 1993, excluding exhibits (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Securities and Exchange Commission on August 16, 1993).

   **10.15 New Operating Agreement dated as of August 9, 1993, among Amoco Colombia Petroleum Company, Hondo Magdalena Oil & Gas Limited and Opon Development Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with Securities and Exchange Commission on December 28, 1993).

   **10.16 Stock and Asset Purchase Agreement between Signal Oil & Refining Company, Inc. and the Company and Pauley Pacific Inc. dated September 15, 1993, excluding exhibits (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8- K dated October 12, 1993, filed with the Securities and Exchange Commission on October 12, 1993).

   **10.17 Letter Agreement dated February 2, 1994 between the Company and the City of Long Beach, excluding exhibits (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, filed with the Securities and Exchange Commission on February 14,
              1994).

   **10.18 Hondo Oil & Gas Company 1993 Stock Incentive Plan, excluding exhibits (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 28, 1994.

     10.19 Agreement for Purchase and Sale of Real Estate and Escrow Instructions between Via Verde Development Company and Kaufman and Broad -- Coastal Valleys, Inc., excluding exhibits.

   Exhibit
   Number     Subject
   -------    ---------------------------------------------------------------

     21       Subsidiaries of the Company.

     23       Consent of Ernst & Young LLP.

     27       Financial Data Schedules.

































   --------------------------------------

   * These exhibits, which were previously incorporated by reference to the Company's reports which have now been on file with the Commission for more than 5 years, are not filed with this Annual Report pursuant to 17 C.F.R. 229.601(b)(4)(iii)(A). The Company agrees to furnish these documents to the Commission upon request.

   **  Incorporated by reference