Form 10-Q
period 1994-12-31
HONDO OIL & GAS CO
filed 1995-02-14
CIK 76696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 1994

                                       OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to


                         Commission File Number 1-8979


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


   The registrant has one class of common stock outstanding. As of February 10, 1995, 13,039,776 shares of registrant's $1 par value common stock were outstanding.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1994


                                                                        PAGE
                                                                        ----

   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements

              Consolidated Balance Sheets as of
                December 31, 1994 and September 30, 1994                   3

              Consolidated Statements of Operations for the
                three months ended December 31, 1994 and 1993              4

              Consolidated Statements of Cash Flows for the
                three months ended December 31, 1994 and 1993              5

              Notes to Consolidated Financial Statements                   7


     ITEM 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                            17

                                                                          17
   SIGNATURES

                                     PART I

   Item 1     FINANCIAL STATEMENTS

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                December 31,    September 30,
                                                    1994            1994
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $174          $1,141
     Accounts receivable (Note 2)                        473           5,477
     Prepaid expenses and other                          414              33
                                                -------------   -------------
       Total current assets                            1,061           6,651

   Properties, net                                    10,865          10,855
   Net assets of discontinued
     operations (Note 3)                               6,965           6,851
   Other assets                                          522             551
                                                -------------   -------------
                                                     $19,413         $24,908
                                                =============   =============


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $120            $196
     Current portion of long-term debt                   235             220
     Accrued expenses and other (Note 4)               3,762           3,822
                                                -------------   -------------
       Total current liabilities                       4,117           4,238

   Long-term debt, including $75,509 and
     $77,755, respectively, payable to a
     related party (Note 2)                           79,414          81,888
   Other liabilities, including $1,157 and
     $2,354, respectively, payable to a related
     party (Note 5)                                    4,071           5,463
                                                -------------   -------------
                                                      87,602          91,589

   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,039,776 and 13,032,276,
       respectively                                   13,040          13,032
     Additional paid-in capital                       44,021          43,972
     Accumulated deficit                            (125,250)       (123,685)
                                                -------------   -------------
                                                     (68,189)        (66,681)
                                                -------------   -------------
                                                     $19,413         $24,908
                                                =============   =============



   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the three months ended
                                                         December 31,
                                                -----------------------------
                                                    1994            1993
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $2            $329
   Overhead reimbursement and other income                 6              84
                                                -------------   -------------
                                                           8             413
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs (reimbursements)                      (15)            304
   Depreciation and amortization                          42              78
   General and administrative                            389             693
   Interest on indebtedness including $1,157 and
     $1,131, respectively, to a related party          1,157           1,131
   Loss on sale of assets                                 --             295
                                                -------------   -------------
                                                       1,573           2,501
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (1,565)         (2,088)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (1,565)         (2,088)

   Loss from discontinued operations (Note 3)             --              --
                                                -------------   -------------
   Net Loss                                          ($1,565)        ($2,088)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.12)         ($0.16)
     Discontinued operations                            0.00            0.00
                                                -------------   -------------
     Loss per share                                   ($0.12)         ($0.16)
                                                =============   =============

   Weighted average common shares outstanding     13,039,776      13,006,892















   The accompanying notes are an integral part of these financial statements.

                                     HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         (In Thousands)


                                                                  For the three months ended
                                                                         December 31,
                                                                -----------------------------
                                                                    1994            1993
                                                                -------------   -------------
   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($1,565)        ($2,088)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation and amortization                                      42              78
       Loss on sale of assets                                             --             295
       Accrued interest added to long-term debt                        2,361               7
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                           200           1,656
           Inventory                                                      --             468
           Prepaid expenses and other                                   (381)           (252)
           Other assets                                                   (1)             (6)
         Increase (decrease) in:
           Accounts payable                                              (76)         (1,311)
           Accrued expenses and other                                    (34)           (609)
           Other liabilities                                          (1,392)          1,697
                                                                -------------   -------------
         Net cash used by continuing operations                         (846)            (65)
                                                                -------------   -------------

     Pretax loss from discontinued operations                             --              --
     Adjustments to reconcile pretax loss from discontinued
       operations to net cash used by discontinued operations:
       Depreciation and amortization                                      --              --
       Gain on sale of assets                                             --              --
       Utilization of loss provisions                                   (140)           (118)
                                                                -------------   -------------
         Net cash used by discontinued operations                       (140)           (118)
                                                                -------------   -------------

         Net cash used by operating activities                          (986)           (183)
                                                                -------------   -------------














                                         (Continued)

                                     HONDO OIL & GAS COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
                                         (In Thousands)


                                                                  For the three months ended
                                                                         December 31,
                                                                -----------------------------
                                                                    1994            1993
                                                                -------------   -------------
   Cash flows from investing activities:
     Proceeds from sale of assets                                      4,804           1,383
     Capital expenditures                                                (21)           (672)
                                                                -------------   -------------
         Net cash provided by investing activities                     4,783             711
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                  400              --
     Principal payments on long-term debt                             (5,220)           (210)
     Issuance of common stock                                             56              --
                                                                -------------   -------------
         Net cash used by financing activities                        (4,764)           (210)
                                                                -------------   -------------
   Net increase (decrease) in cash and cash equivalents
     from all operations                                                (967)            318

   Cash and cash equivalents at the beginning of the period            1,141             601
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $174            $919
                                                                =============   =============



























   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The Hondo Company owns 78% of Hondo Oil's common stock. Lonrho Plc, an English company, owns 50% of The Hondo Company.

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There have not been any significant devel-opments or changes in contingent liabilities and commitments since September 30, 1994, including the contingency described in Note 7.

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1994.

       (b)    Earnings Per Share
              ------------------

       Net income (loss) per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The effect of common stock equivalents is not included for periods with losses. Fully diluted per share amounts are the same as primary per share amounts and, accordingly, are not presented.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (c)    Income Taxes
              ------------

       As required by the provisions of SFAS No. 109, the Company changed its method of accounting for income taxes from the provisions of SFAS No. 96, "Accounting For Income Taxes", to the provisions of SFAS No. 109, "Accounting For Income Taxes", effective October 1, 1993. The change in accounting method has had no material effect on the Company's financial position, results of operations, or components of income tax expense for the current or previous periods. Accordingly, no cumulative effect of a change in accounting principle has been recognized and the footnote disclosures required by SFAS No. 109 have been omitted.

       Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on reversals of differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted effective tax rates and laws that will be in effect when the differences are expected to reverse.

       The Company provides for income taxes in interim periods based on estimated annual effective rates. The Company records current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. The Company has investment tax credit carryforwards of $3,665 which are accounted for by the flow-through method.


       Accounts Receivable and Long-term Debt
   2)  --------------------------------------

       Under the terms of a Farmout Agreement, Amoco Colombia paid the Company $5,000 (less withholding taxes of $200) in October 1994.
       This amount was included in accounts receivable by the Company at September 30, 1994. Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of a loan from Lonrho Plc. At the same time, Lonrho Plc made available $5,000 in the form of a facility loan that may be drawn as needed by the Company. The Company has drawn $400 as of December 31, 1994.

       The balances of the Company's long-term debts to Lonrho Plc were also increased by the addition of accrued interest of $2,354 during the three months ended December 31, 1994. See Note 5.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994

                       (All Dollar Amounts in Thousands)


   3)  Discontinued Operations
       -----------------------

       Effective March 31 and September 4, 1991, respectively, the Company adopted plans of disposal for its refining and marketing and real estate segments. On September 15, 1993, the Company executed an agreement for the sale of substantially all of its refining and marketing segment. The transaction closed on October 1, 1993. Further proceeds are to be received when certain components of the refinery equipment are sold by the buyer. See Note 7.

       Operating losses of discontinued operations for the quarters ended December 31, 1994 and 1993 were $114 and $119, respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the quarters ended December 31, 1994 and 1993, respectively.

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating losses from discontinued operations for the quarters ended December 31, 1994 and 1993 include interest expense of $69 and $72, respectively.

       The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the three months ended December 31, 1994 are as follows:

       Balance at September 30, 1994                  $6,851

         Valuation provisions recorded                    --
         Valuation provisions used                       114
                                                -------------
       Balance at December 31, 1994 (unaudited)       $6,965
                                                =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994

                       (All Dollar Amounts in Thousands)


   4)  Accrued Expenses
       ----------------

       Accrued expenses consist of the following:

                                                December 31,    September 30,
                                                    1994            1994
                                                -------------   -------------
                                                 (Unaudited)

       Drilling costs (a)                             $2,000          $2,000
       Refining and marketing costs (Note 7)           1,518           1,544
       Other                                             244             278
                                                -------------   -------------
                                                      $3,762          $3,822
                                                =============   =============

       (a) Under the terms of a Farmout Agreement with Amoco Colombia, the Company is obligated to pay $2,000 (approximately 10%) of the costs to drill the Opon No. 4 well in Colombia. Drilling is expected to commence in February 1995. The Company plans to fund its obligation through draws on the facility loan described in Note 2.


   5)  Other Liabilities
       -----------------

       In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,354 for the six-month period ended September 30, 1994 was added to the outstanding principal balances on October 1, 1994.

       Other liabilities consist of the following:

                                                December 31,    September 30,
                                                    1994            1994
                                                -------------   -------------
                                                 (Unaudited)

         Interest payable to Lonrho Plc               $1,157          $2,354
         City of Long Beach                            1,534           1,534
         Other                                         1,380           1,575
                                                -------------   -------------
                                                      $4,071          $5,463
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994

                       (All Dollar Amounts in Thousands)

   6)  Cash Flow Information
       ---------------------

       Cash interest expense paid, all of which arises from discontinued operations, was $90 and $96 for the three months ended December 31, 1994 and 1993, respectively.


   7)  Contingencies
       -------------

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

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL DISCUSSION

     The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley in Colombia, South America. No revenues are currently being generated and none are expected until the spring of 1996 at the earliest.

     Opon Exploration
     ----------------

     Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement under which Amoco Colombia Petroleum Company ("Amoco Colombia") earned a participating interest in the Opon Contract. Amoco Colombia, Hondo Magdalena and ODC now have interests of 60%, 30% and 10%, respectively. Amoco Colombia assumed the role of operator from Hondo Magdalena on March 1, 1994.

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

     Amoco Colombia will pay all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract, a La Paz formation well which must commence drilling by July 13, 1995. Site preparation for this well, the Opon No. 4 well, is nearly complete and drilling is expected to commence in February 1995. Amoco Colombia will have an option to withdraw and relinquish its interest in the Association Contract after the drilling of the Opon No. 4 well.

     With completion of the Opon No. 3 well, which discovered potentially significant reserves of natural gas and condensate, the first obstacle in securing the Company's future has been overcome. Efforts have begun towards timely and successful completion of the Opon No. 4 well, assessment of the size of the hydrocarbon resources, obtaining facilities for processing and transporting the production, securing contracts for sale of the production, and further exploration and development activities. However, each of these activities needs to be successfully completed before the Company's long-term future can be secure. Most of these activities will require additional capital which the Company does not have at present. See Liquidity and Capital Resources.

     Domestic Activities
     -------------------

     The Company sold substantially all of its U.S. oil and gas assets in June 1992. During the subsequent three years, the Company has continually reduced the scope of its domestic operations. The Company now employs five persons and has no significant domestic oil and gas properties or owned office facilities. Management believes the Company's overhead costs have been reduced to the minimum level that will allow the efficient administration of its continuing business.

     See Liquidity and Capital Resources for a description of recent changes in the terms and amounts of the Company's long-term debt.


     Discontinued Operations
     -----------------------

     The Company has completed the disposal of its discontinued refining and marketing assets. Further proceeds, currently estimated at $0.4 million, are to be received when certain components of the refinery equipment are sold by the buyer. In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. In September 1994, the Company accrued a contingent liability of $1.4 million for the indemnification because of the preliminary results of an audit for California Motor Vehicle Fuels Tax.
     The audit could result in a liability different from the amount accrued, when concluded. See Liquidity and Capital Resources, below.

     Included in the Company's discontinued real estate operations are two parcels of real estate in California: the 11 acre Via Verde Bluffs property in the City of San Dimas and the 105 acre Valley Gateway property in the City of Santa Clarita. Management began an effort to sell these properties in 1991. The Company executed a contract for the sale of Via Verde Bluffs effective September 30, 1994 for a minimum purchase price of $2.8 million. The transaction is subject to certain contingencies and is scheduled to close in the summer of 1995. In 1993, the Company suspended a development plan for the Valley Gateway property, a former refinery site, due to the Company's limited cash resources and poor market conditions in California. As described in Item 1 of the Company's 1994 Annual Report on Form 10-K and
     Part II, Item 1 of this Form 10-Q, the Company estimates that $2.0 million would be incurred in completing existing environmental remediation plans for the Valley Gateway property. Management intends to sell the property without incurring these costs by reducing the purchase price. The Company listed the Valley Gateway property with a broker during 1994. The Company has had several inquiries, but no offers have been received.

     Other
     -----

     As more fully described in Item 5 of the Company's 1994 Annual Report on Form 10-K, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares because of continuing losses and decreases in shareholders' equity. Management has kept the American Stock Exchange fully informed regarding the Company's present status and future plans. Although the Company does not or may not meet all of the guidelines, to date, the American Stock Exchange has chosen to allow the Company's shares to remain listed. However, no assurances can be given that the Company's shares will remain listed on the Exchange in the future.

     RESULTS OF OPERATIONS

     Results of continuing operations for the quarter ended December 31, 1994 amounted to a net loss of $1.6 million, or 12 cents per share. The Company reported a net loss from continuing operations of $2.1 million, or 16 cents per share, for the quarter ended December 31, 1993. No losses from discontinued operations were reported for either period.

     The Company sold substantially all of its domestic oil and gas operations in June 1992 and has continued to reduce the scope of its domestic operations since that time. As a result, historical results of continuing operations (primarily domestic in nature) are not indicative of the Company's expected future operating results (primarily foreign in nature).

     Significant variances in the components of results of operations between the quarters ended December 31, 1994 and 1993 result primarily from non-recurring transactions in the quarter ended December 31, 1993, including the following:

        - Sales and operating revenue includes recoupment of $0.3 million in oil and gas revenues from a single payor arising from periods prior to the asset sale in June 1992.

        - Loss on sale of assets includes $0.2 million from the sale of the last significant oil and gas asset not included in the June 1992 asset sale.

        - Overhead reimbursement and other income includes $0.1 million for services as operator of the Opon Association Contract.

        - Operating expenses (reimbursement) includes $0.3 million arising from a pipe inventory obsolescence charge.

     The decrease in general and administrative expense of $0.3 million between the quarters arises primarily from reductions in the number of employees and insurance costs.

     Operating losses of discontinued operations, which are charged against loss provisions established in earlier periods, amounted to $0.1 million for each of the quarters ended December 31. No new loss provisions have been recorded in either quarter.

     LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1994, cash inflows of $4.8 million, $0.4 million, and $0.1 million arose from the sale of assets, borrowings from Lonrho Plc under existing loan agreements, and issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $0.9 million and $0.1 million to finance continuing and discontinued operations, respectively, $5.0 million to reduce the balance of loans from Lonrho Plc (see below), and made scheduled debt repayments of $0.2 million. At December 31, 1994, the Company had cash balances of $0.2 million.

     In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and future interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan will be used to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the Opon No. 4 well, to satisfy any liability which may ultimately arise from the state excise tax audit described above, and for other business activities. As of December 31, 1994, the Company has drawn $0.4 million of the facility loan and has $4.6 million available for future use.

     In November 1994, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc has been extended from 1995 to not earlier than October 1, 1996. Approximately $49.0 million of the Company's long-term debt becomes due in fiscal year 1997 under the revised terms. The Company does not have funds to meet these obligations, or subsequent long-term debt obligations, at present. Management believes that the Company will be able to repay, refinance, or restructure these amounts subsequent to establishing proven reserves and production at the Opon project.

     Based upon the Company's budget and current projections, existing cash and available facilities are expected to be sufficient to finance the Company's capital expenditure obligations under the Opon Contract and the Farmout Agreement, and other business activities, during fiscal 1995. However, subsequent to the completion of the Opon No. 4 well (estimated in the summer of 1995), significant additional funds will be required for the Company's share of future capital expenditures for facilities for processing and transporting the production, operator's overhead costs, and further exploration and development activities. Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production.

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

     The Company believes that the Opon Project has significant potential to be developed in conjunction with Colombia's planned natural gas transmission network and that the Company's future revenues will be derived from this source. A number of challenges remain, the most important of which is obtaining permanent financing, before the Company's long-term future can be secure. There can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available in the future.

                                       PART II


     Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index below.

          (b) One report on Form 8-K was filed during the quarter ended December 31, 1994:

             1) Form 8-K filed November 29, 1994 reported deferrals of the maturities of the Company's debts to Lonrho Plc to not earlier than October 1, 1996 and the creation of a $5.0 million loan facility from Lonrho Plc.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)



     Date:  February 13, 1995                /s/ Stanton J. Urquhart
            _________________                _______________________
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller


     The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.



                                    EXHIBIT INDEX

            Exhibit
            Number                Subject
            _______               __________________________________


             27                   Financial Data Schedule