Form 10-Q
period 1995-03-31
HONDO OIL & GAS CO
filed 1995-04-28
CIK 76696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1995

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
   Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   The registrant has one class of common stock outstanding. As of April 28, 1995, 13,229,256 shares of registrant's $1 par value common stock were outstanding.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   FOR THE SIX MONTHS ENDED MARCH 31, 1995


                                                                        PAGE
                                                                        ----

   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements

              Consolidated Balance Sheets as of
                March 31, 1995 and September 30, 1994                      3

              Consolidated Statements of Operations for the
                three months ended March 31, 1995 and 1994                 4

              Consolidated Statements of Operations for the
                six months ended March 31, 1995 and 1994                   5

              Consolidated Statements of Cash Flows for the
                six months ended March 31, 1995 and 1994                   6

              Notes to Consolidated Financial Statements                   7


     ITEM 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       11



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                            17


   SIGNATURES                                                             17

                                     PART I

   Item 1     FINANCIAL STATEMENTS

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                  March 31,     September 30,
                                                    1995            1994
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $104          $1,141
     Accounts receivable (Note 2)                        482           5,477
     Prepaid expenses and other                          341              33
                                                -------------   -------------
       Total current assets                              927           6,651

   Properties, net                                    10,855          10,855
   Net assets of discontinued
     operations (Note 3)                               6,759           6,851
   Other assets                                          489             551
                                                -------------   -------------
                                                     $19,030         $24,908
                                                =============   =============


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $210            $196
     Current portion of long-term debt                   235             220
     Accrued expenses and other (Note 4)               3,826           3,822
                                                -------------   -------------
       Total current liabilities                       4,271           4,238

   Long-term debt, including $75,784 and
     $77,755, respectively, payable to a
     related party (Note 2)                           79,697          81,888
   Other liabilities, including $2,292 and
     $2,354, respectively, payable to a related
     party (Note 5)                                    5,158           5,463
                                                -------------   -------------
                                                      89,126          91,589

   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,039,776 and 13,032,276,
       respectively                                   13,040          13,032
     Additional paid-in capital                       44,021          43,972
     Accumulated deficit                            (127,157)       (123,685)
                                                -------------   -------------
                                                     (70,096)        (66,681)
                                                -------------   -------------
                                                     $19,030         $24,908
                                                =============   =============



   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                 For the three months ended
                                                          March 31,
                                                -----------------------------
                                                    1995            1994
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $2             $26
   Overhead reimbursement and other income                 1             243
                                                -------------   -------------
                                                           3             269
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                        22             137
   Depreciation and amortization                          41              66
   General and administrative                            412             487
   Interest expense, all to a related party            1,135           1,119
   Loss on sale of assets                                 --             940
                                                -------------   -------------
                                                       1,610           2,749
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (1,607)         (2,480)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (1,607)         (2,480)

   Loss from discontinued operations (Note 3)           (300)             --
                                                -------------   -------------
   Net Loss                                          ($1,907)        ($2,480)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.13)         ($0.19)
     Discontinued operations                           (0.02)             --
                                                -------------   -------------
     Loss per share                                   ($0.15)         ($0.19)
                                                =============   =============

   Weighted average common shares outstanding     13,039,776      13,006,892
















   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the six months ended
                                                          March 31,
                                                -----------------------------
                                                    1995            1994
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $4            $355
   Overhead reimbursement and other income                 6             327
                                                -------------   -------------
                                                          10             682
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                         6             441
   Depreciation and amortization                          83             144
   General and administrative                            801           1,180
   Interest expense, all to a related party            2,292           2,250
   Loss on sale of assets                                 --           1,235
                                                -------------   -------------
                                                       3,182           5,250
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (3,172)         (4,568)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (3,172)         (4,568)

   Loss from discontinued operations (Note 3)           (300)             --
                                                -------------   -------------
   Net Loss                                          ($3,472)        ($4,568)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.25)         ($0.35)
     Discontinued operations                           (0.02)             --
                                                -------------   -------------
     Loss per share                                   ($0.27)         ($0.35)
                                                =============   =============

   Weighted average common shares outstanding     13,039,776      13,006,892
















   The accompanying notes are an integral part of these financial statements.

                                     HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         (In Thousands)


                                                                  For the six months ended
                                                                          March 31,
                                                                -----------------------------
                                                                    1995            1994
                                                                -------------   -------------
   Cash flows from operating activities:
     Loss from continuing operations                                 ($3,172)        ($4,568)
     Adjustments to reconcile loss from continuing operations
       to net cash used by continuing operations:
       Depreciation and amortization                                      83             144
       Loss on sale of assets                                             --           1,235
       Accrued interest added to long-term debt                        2,369              14
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                           157           1,634
           Inventory                                                      --             633
           Prepaid expenses and other                                   (308)           (132)
           Other assets                                                    1              (6)
         Increase (decrease) in:
           Accounts payable                                               14          (1,516)
           Accrued expenses and other                                     57            (785)
           Other liabilities                                            (305)          2,817
                                                                -------------   -------------
         Net cash used by continuing operations                       (1,104)           (530)

         Net cash used by discontinued operations                       (227)           (250)
                                                                -------------   -------------
         Net cash used by operating activities                        (1,331)           (780)
                                                                -------------   -------------

   Cash flows from investing activities:
     Proceeds from sale of assets                                      4,804           1,458
     Capital expenditures                                                (21)           (805)
                                                                -------------   -------------
         Net cash provided by investing activities                     4,783             653
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                  675           1,000
     Principal payments on long-term debt                             (5,220)           (210)
     Issuance of common stock                                             56              --
                                                                -------------   -------------
         Net cash provided (used) by financing activities             (4,489)            790
                                                                -------------   -------------

   Net increase (decrease) in cash and cash equivalents               (1,037)            663

   Cash and cash equivalents at the beginning of the period            1,141             601
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $104          $1,264
                                                                =============   =============


   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

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

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There has not been any significant devel-opments or changes in contingent liabilities and commitments since September 30, 1994, including the contingency described in Note 7.

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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (c)    Income Taxes (continued)
              ------------------------

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


   2)  Accounts Receivable and Long-term Debt
       --------------------------------------

       Under the terms of a Farmout Agreement with Amoco Colombia, Amoco Colombia paid the Company $5,000 (less withholding taxes of $200) in October 1994. This amount was included in accounts receivable by the Company at September 30, 1994. Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of a loan from Lonrho Plc. At the same time, Lonrho Plc made available $5,000 in the form of a facility loan that may be drawn as needed by the Company. The Company has drawn $675 as of March 31, 1995 and drew an additional $2,300 in April 1995. See Note 4.

       The balances of the Company's long-term debts to Lonrho Plc were also increased by the addition of accrued interest of $2,354 on October 1, 1994. See Note 5.


   3)  Discontinued Operations
       -----------------------

       Effective March 31 and September 4, 1991, respectively, the Company adopted plans of disposal for its refining and marketing and real estate segments. On October 1, 1993, the Company completed a sale of substantially all of its refining and marketing segment. Further proceeds are to be received when certain components of the refinery equipment are sold by the buyer. See Note 7.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

                       (All Dollar Amounts in Thousands)


   3)  Discontinued Operations (continued)
       -----------------------------------

       Operating losses of discontinued operations for the quarters ended March 31, 1995 and 1994 were $94 and $127, respectively. Corresponding amounts for the six-month periods were $208 and $246, respectively, and were charged against loss provisions established in earlier periods. The Company recorded a loss provision of $300 for discontinued operations for the quarter ended March 31, 1995. No other loss provisions were recorded in the subject periods.

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating losses from discontinued operations for the quarters ended March 31, 1995 and 1994 include interest expense of $68 and $70, respectively. Corresponding amounts for the six-month periods ended March 31, 1995 and 1994 were $137 and $142, respectively.

       The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the six months ended March 31, 1995 are as follows:

       Balance as of September 30, 1994               $6,851
         Valuation provisions recorded                  (300)
         Valuation provisions used                       208
                                                -------------
       Balance at March 31, 1995 (unaudited)          $6,759
                                                =============


   4)  Accrued Expenses
       ----------------

       Accrued expenses consist of the following:

                                                  March 31,     September 30,
                                                    1995            1994
                                                -------------   -------------
                                                 (Unaudited)

       Drilling costs (a)                             $2,000          $2,000
       Refining and marketing costs (Note 7)           1,491           1,544
       Other                                             335             278
                                                -------------   -------------
                                                      $3,826          $3,822
                                                =============   =============

       (a) Under the terms of a Farmout Agreement with Amoco Colombia, the Company is obligated to pay $2,000 (approximately 10%) of the costs to drill the Opon No. 4 well in Colombia. Drilling commenced in February 1995 and the Company paid its $2,000 obligation in April 1995.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

                       (All Dollar Amounts in Thousands)


   5)  Other Liabilities
       -----------------

       In accordance with the terms of the Company's debts to Lonrho Plc, if the Company does not have cash to pay interest, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,354 for the six-month period ended September 30, 1994 was added to the outstanding principal balances on October 1, 1994. Accrued interest of $2,292 for the six-month period ended March 31, 1995 was paid by the issuance of 189,080 shares of common stock in April 1995.

       Other liabilities consist of the following:

                                                  March 31,     September 30,
                                                    1995            1994
                                                -------------   -------------
                                                 (Unaudited)

         Interest payable to Lonrho Plc               $2,292          $2,354
         City of Long Beach                            1,534           1,534
         Other                                         1,332           1,575
                                                -------------   -------------
                                                      $5,158          $5,463
                                                =============   =============


   6)  Cash Flow Information
       ---------------------

       Cash interest expense paid, all of which arises from discontinued operations, was $127 and $133 for the six months ended March 31, 1995 and 1994, respectively.


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

        Opon Exploration
        ----------------

        Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement under which Amoco Colombia Petroleum Company ("Amoco Colombia") has earned a participating interest in the Opon Contract. Amoco Colombia, Hondo Magdalena and ODC now have interests of 60%, 30% and 10%, respectively. Amoco Colombia assumed the role of operator from Hondo Magdalena on March 1, 1994.

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

        Amoco Colombia will pay all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract, a La Paz formation well that commenced drilling on February 21, 1995. Completion and testing of the Opon No. 4 well are expected to occur in August 1995. Amoco Colombia will have an option to withdraw and relinquish its interest in the Association Contract after the drilling of the Opon No. 4 well.

        With completion of the Opon No. 3 well, which discovered potentially significant reserves of natural gas and condensate, the first obstacle in securing the Company's future has been overcome. Efforts continue towards timely and successful completion of the Opon No. 4 well, assessment of the size of the hydrocarbon resources, obtaining facilities for processing and transporting the production, securing contracts for sale of the production, and further exploration and development activities. However, each of these activities needs to be successfully completed before the Company's long-term future can be secure. Most of these activities will require additional capital which the Company does not have at present. See Liquidity and Capital Resources.

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

        Included in the Company's discontinued real estate operations are two parcels of real estate in California: the 11 acre Via Verde Bluffs property in the City of San Dimas and the 105 acre Valley Gateway property in the City of Santa Clarita. Management began an effort to sell these properties in 1991. The Company executed a contract for the sale of Via Verde Bluffs effective September 30, 1994 for a minimum purchase price of $2.8 million. However, the buyer has allowed the contract to expire by it own terms because the buyer was unable to complete certain activities within the specified time periods. In 1993, the Company suspended a development plan for the Valley Gateway property, a former refinery site, due to the Company's limited cash resources and poor market conditions in California. As described in
        Item 1 of the Company's 1994 Annual Report on Form 10-K, the Company estimates that $2.0 million would be incurred in completing existing environmental remediation plans for the Valley Gateway property. Management intends to sell the property without incurring these costs by reducing the purchase price. The Company listed the Valley Gateway property with a broker during 1994. The Company has had several inquiries, but no offers have been received.

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

        Quarters ended March 31, 1995 and 1994
        --------------------------------------

        Results of continuing operations for the quarter ended March 31, 1995 amounted to a net loss of $1.6 million, or 13 cents per share. The Company reported a net loss from continuing operations of $2.5 million, or 19 cents per share, for the quarter ended March 31, 1994. Results for the current quarter also included a discontinued loss provision of $0.3 million, or 2 cents per share.

        Significant variances in the components of results of operations between the quarters ended March 31, 1995 and 1994 result primarily from non-recurring transactions in the quarter ended March 31, 1994, including the following:

           - Loss on sale of assets includes $0.9 million from the sale of the Company's office building and certain furniture and equipment in Roswell, New Mexico.

           - Overhead reimbursement and other income includes $0.2 million for services as operator of the Opon Association Contract.

           - Operating costs include $0.1 million arising from a pipe inventory obsolescence charge.

        The decrease in general and administrative expense of $0.1 million between the quarters arises primarily from reductions in the number of employees and insurance costs. General and administrative expense for the quarter ended March 31, 1995 also includes a one time charge of $0.1 million for compensation expense arising from stock options granted to a former officer.

        Operating losses of discontinued operations, which are charged against loss provisions established in earlier periods, amounted to $0.1 million for each of the quarters ended March 31. An additional loss provision of $0.3 million was recorded in the quarter ended March 31, 1995 due to the extended holding periods of the subject properties.

        Six months ended March 31, 1995 and 1994
        ----------------------------------------

        Results of continuing operations for the six months ended March 31, 1995 amounted to a net loss of $3.2 million, or 25 cents per share. The Company reported a net loss from continuing operations of $4.6 million, or 35 cents per share, for the quarter ended March 31, 1994. Results for the six months ended March 31, 1995 also included a discontinued loss provision of $0.3 million, or 2 cents per share.

        Significant variances in the components of results of operations between the six-month periods ended March 31, 1995 and 1994 result primarily from non-recurring transactions occurring in the six months ended March 31, 1994, including the following:

           - Sales and operating revenue includes recoupment of $0.3 million in oil and gas revenues from a single payor arising from periods prior to the asset sale in June 1992.

           - Loss on sale of assets includes $0.2 million from the sale of the last significant oil and gas asset not included in the June 1992 asset sale and $0.9 million from the sale of the Company's office building and certain furniture and equipment in Roswell, New Mexico.

           - Overhead reimbursement and other income includes $0.3 million for services as operator of the Opon Association Contract.

           - Operating costs include $0.4 million arising from a pipe inventory obsolescence charge.

        The decrease in general and administrative expense of $0.4 million between the periods arises primarily from reductions in the number of employees and insurance costs. General and administrative expense for the six months ended March 31, 1995 also includes a one time charge of $0.1 million for compensation expense arising from stock options granted to a former officer.

        Operating losses of discontinued operations, which are charged against loss provisions established in earlier periods, amounted to $0.2 million for each of the six month periods ended March 31. An additional loss provision of $0.3 million was recorded in the quarter ended March 31, 1995 due to the extended holding periods of the subject properties.

        LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended March 31, 1995, cash inflows of $4.8 million, $0.7 million, and $0.1 million arose from the sale of assets, borrowings from Lonrho Plc under existing loan agreements, and issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $1.1 million and $0.2 million to finance continuing and discontinued operations, respectively, $5.0 million to reduce the balance of loans from Lonrho Plc (see below), and made scheduled debt repayments of $0.2 million. At March 31, 1995, the Company had cash balances of $0.1 million.

        In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and future interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan was used in April 1995 to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the Opon No. 4 well, and will be used to satisfy any liability which may ultimately arise from the state excise tax audit described above, and to finance other business activities. As of March 31, 1995, the Company had drawn $0.7 million of the facility loan and has drawn an additional $2.3 million in April 1995.

        In November 1994, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc has been extended from 1995 to not earlier than October 1, 1996. Approximately $49 million of the Company's long-term debt becomes due in fiscal year 1997 under the revised terms. The Company does not have funds to meet these obligations, or subsequent long-term debt obligations, at present. Management believes that the Company will be able to repay, refinance, or restructure these amounts subsequent to establishing proven reserves and production at the Opon project.

        Based upon the Company's budget and current projections, existing cash and available facilities are expected to be sufficient to finance the Company's capital expenditure obligations under the Opon Contract and the Farmout Agreement, and other business activities, during fiscal 1995. However, subsequent to the completion of the Opon No. 4 well (estimated to occur in August 1995), significant additional funds will be required for the Company's share of future capital expenditures for facilities for processing and transporting the production, operator's overhead costs, and further exploration and development activities. Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production.

        Management has held preliminary discussions with a number of lenders regarding financing of the Company's future obligations for the Opon project. The Company's management believes that, subject to successful completion of the Opon No. 4 well and securing a market for the Opon project's production, additional debt or equity funds will become available to the Company. In addition, the Company is currently negotiating for bridge financing until permanent financing can be obtained. Obtaining additional sources of funds is vital to the Company's long-term ability to successfully develop the Opon Project.

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

          (b) One report on Form 8-K was filed during the quarter ended March 31, 1995:

               Form 8-K filed March 3, 1995 reported that drilling of the Opon No. 4 well had commenced on February 21, 1995.


                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)


        Date:  April 28, 1995                /s/ Stanton J. Urquhart
               ______________                _______________________
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller


        The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.



                                     EXHIBIT INDEX

            Exhibit
            Number                Subject
            _______               __________________________________

             27                   Financial Data Schedule