Form 10-Q
period 1995-06-30
HONDO OIL & GAS CO
filed 1995-07-31
CIK 76696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 1995

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
   Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   The registrant has one class of common stock outstanding. As of July 26, 1995, 13,309,456 shares of registrant's $1 par value common stock were outstanding.

                            HONDO OIL & GAS COMPANY
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   FOR THE NINE MONTHS ENDED JUNE 30, 1995


                                                                        PAGE
                                                                        ----

   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements

              Consolidated Balance Sheets as of
                June 30, 1995 and September 30, 1994                       3

              Consolidated Statements of Operations for the
                three months ended June 30, 1995 and 1994                  4

              Consolidated Statements of Operations for the
                nine months ended June 30, 1995 and 1994                   5

              Consolidated Statements of Cash Flows for the
                nine months ended June 30, 1995 and 1994                   6

              Notes to Consolidated Financial Statements                   7


     ITEM 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                            20


   SIGNATURES                                                             20

                                     PART I

   Item 1     FINANCIAL STATEMENTS

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                  June 30,      September 30,
                                                    1995            1994
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $155          $1,141
     Accounts receivable (Note 2)                        439           5,477
     Prepaid expenses and other                           72              33
                                                -------------   -------------
       Total current assets                              666           6,651

   Properties, net                                    11,385          10,855
   Net assets of discontinued
     operations (Note 3)                               6,869           6,851
   Other assets                                          668             551
                                                -------------   -------------
                                                     $19,588         $24,908
                                                =============   =============


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $315            $196
     Current portion of long-term debt                   235             220
     Accrued expenses and other (Note 4)               2,349           3,822
                                                -------------   -------------
       Total current liabilities                       2,899           4,238

   Long-term debt, including $78,284 and
     $77,755, respectively, payable to a
     related party (Note 2)                           82,205          81,888
   Other liabilities, including $1,179 and
     $2,354, respectively, payable to a related
     party (Note 5)                                    3,873           5,463
                                                -------------   -------------
                                                      88,977          91,589

   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,229,256 and 13,032,276,
       respectively                                   13,229          13,032
     Additional paid-in capital                       46,127          43,972
     Accumulated deficit                            (128,745)       (123,685)
                                                -------------   -------------
                                                     (69,389)        (66,681)
                                                -------------   -------------
                                                     $19,588         $24,908
                                                =============   =============



   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                 For the three months ended
                                                          June 30,
                                                -----------------------------
                                                    1995            1994
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $2             $12
   Overhead reimbursement and other income                 2              16
                                                -------------   -------------
                                                           4              28
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs (recoveries)                           (4)             77
   Depreciation and amortization                          42              38
   General and administrative                            375             545
   Interest expense, all to a related party            1,179           1,174
   Loss on sale of assets                                 --               5
                                                -------------   -------------
                                                       1,592           1,839
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (1,588)         (1,811)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (1,588)         (1,811)

   Loss from discontinued operations (Note 3)             --          (1,400)
                                                -------------   -------------
   Net Loss                                          ($1,588)        ($3,211)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.12)         ($0.14)
     Discontinued operations                              --           (0.11)
                                                -------------   -------------
     Loss per share                                   ($0.12)         ($0.25)
                                                =============   =============

   Weighted average common shares outstanding     13,229,256      13,006,892
















   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the nine months ended
                                                          June 30,
                                                -----------------------------
                                                    1995            1994
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $6            $367
   Overhead reimbursement and other income                 8             343
                                                -------------   -------------
                                                          14             710
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                         2             518
   Depreciation and amortization                         125             182
   General and administrative                          1,176           1,725
   Interest expense, all to a related party            3,471           3,424
   Loss on sale of assets                                 --           1,240
                                                -------------   -------------
                                                       4,774           7,089
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (4,760)         (6,379)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (4,760)         (6,379)

   Loss from discontinued operations (Note 3)           (300)         (1,400)
                                                -------------   -------------
   Net Loss                                          ($5,060)        ($7,779)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.37)         ($0.49)
     Discontinued operations                           (0.02)          (0.11)
                                                -------------   -------------
     Loss per share                                   ($0.39)         ($0.60)
                                                =============   =============

   Weighted average common shares outstanding     13,102,936      13,006,892
















   The accompanying notes are an integral part of these financial statements.

                                     HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         (In Thousands)


                                                                  For the nine months ended
                                                                          June 30,
                                                                -----------------------------
                                                                    1995            1994
                                                                -------------   -------------
   Cash flows from operating activities:
     Loss from continuing operations                                 ($4,760)        ($6,379)
     Adjustments to reconcile loss from continuing operations
       to net cash used by continuing operations:
       Depreciation and amortization                                     125             182
       Loss on sale of assets                                             --           1,240
       Accrued interest added to long-term debt                        2,377           2,272
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                           200           1,731
           Inventory                                                      --             633
           Prepaid expenses and other                                    (39)             19
           Other assets                                                 (209)             72
         Increase (decrease) in:
           Accounts payable                                              119          (1,465)
           Accrued expenses and other                                     45            (755)
           Other liabilities                                             702           1,691
                                                                -------------   -------------
         Net cash used by continuing operations                       (1,440)           (759)

         Net cash used by discontinued operations                       (343)           (404)
                                                                -------------   -------------
         Net cash used by operating activities                        (1,783)         (1,163)
                                                                -------------   -------------

   Cash flows from investing activities:
     Proceeds from sale of assets                                      4,804           1,467
     Capital expenditures                                             (2,021)           (857)
                                                                -------------   -------------
         Net cash provided by investing activities                     2,783             610
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                3,175           1,000
     Principal payments on long-term debt                             (5,220)           (210)
     Issuance of common stock                                             59              --
                                                                -------------   -------------
         Net cash provided (used) by financing activities             (1,986)            790
                                                                -------------   -------------

   Net increase (decrease) in cash and cash equivalents                 (986)            237

   Cash and cash equivalents at the beginning of the period            1,141             601
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $155            $838
                                                                =============   =============


   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The Hondo Company owns 77% of Hondo Oil's common stock. Lonrho Plc, an English company, owns 50% of The Hondo Company.

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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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


   2)  Accounts Receivable and Long-Term Debt
       --------------------------------------

       Under the terms of a Farmout Agreement with Amoco Colombia, Amoco Colombia paid the Company $5,000 (less withholding taxes of $200) in October 1994. This amount was included in accounts receivable by the Company at September 30, 1994. Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of a loan from Lonrho Plc. At the same time, Lonrho Plc made available $5,000 in the form of a facility loan that may be drawn as needed by the Company. The Company has drawn $3,175 as of June 30, 1995.

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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

                       (All Dollar Amounts in Thousands)


   3)  Discontinued Operations (continued)
       -----------------------------------

       Operating losses of discontinued operations for the quarters ended June 30, 1995 and 1994 were $110 and $155, respectively. Corresponding amounts for the nine-month periods were $318 and $401, respectively, and were charged against loss provisions established in earlier periods. The Company recorded discontinued loss provisions of $300 for the quarter ended March 31, 1995 and $1,400 for the quarter ended June 30, 1994. No other loss provisions have been recorded in the subject periods.

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued operations and is charged against loss provisions established in earlier periods. The operating losses from discontinued operations for the quarters ended June 30, 1995 and 1994 include interest expense of $68 and $71, respectively. Corresponding amounts for the nine-month periods ended June 30, 1995 and 1994 were $205 and $213, respectively.

       The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the nine months ended June 30, 1995 are as follows:

       Balance as of September 30, 1994               $6,851
         Valuation provisions recorded                  (300)
         Valuation provisions used                       318
                                                -------------
       Balance at June 30, 1995 (unaudited)           $6,869
                                                =============


   4)  Accrued Expenses
       ----------------

       Accrued expenses consist of the following:

                                                  June 30,      September 30,
                                                    1995            1994
                                                -------------   -------------
                                                 (Unaudited)

       Drilling costs (a)                                 --          $2,000
       Tier I Development costs (Note 8c)               $541              --
       Refining and marketing costs (Note 7)           1,486           1,544
       Other                                             322             278
                                                -------------   -------------
                                                      $2,349          $3,822
                                                =============   =============

       (a) Under the terms of a Farmout Agreement with Amoco Colombia, the Company was obligated to pay $2,000 (approximately 10%) of the costs to drill the Opon No. 4 well in Colombia. Drilling commenced in February 1995 and the Company paid its $2,000 obligation in April 1995.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

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

       Other liabilities consist of the following:

                                                  June 30,      September 30,
                                                    1995            1994
                                                -------------   -------------
                                                 (Unaudited)

         Interest payable to Lonrho Plc               $1,179          $2,354
         City of Long Beach                            1,534           1,534
         Other                                         1,160           1,575
                                                -------------   -------------
                                                      $3,873          $5,463
                                                =============   =============


   6)  Cash Flow Information
       ---------------------

       Cash interest expense paid, all of which arises from discontinued operations, was $210 and $224 for the nine months ended June 30, 1995 and 1994, respectively.


   7)  Contingencies
       -------------

       In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by present Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. The State of California's audit is still in process and, when concluded, could result in a liability different from the amount accrued.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

                       (All Dollar Amounts in Thousands)


   8)  Subsequent Events
       -----------------

       (a)    Purchase of an Additional Interest in the Opon Contract
              -------------------------------------------------------

       As more fully described in the Company's 1994 Annual Report on Form 10-K, the Company owns a 30% interest in the Opon Association Contract, an exploration and exploitation contract covering lands in the Middle Magdalena Valley of Colombia. Currently, the parties to the Opon Contract include Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena")(a wholly-owned subsidiary of Hondo Oil & Gas Company), Amoco Colombia Petroleum Company ("Amoco Colombia"), and Opon Development Company ("ODC"). The Colombian national oil company, Ecopetrol, has the right to acquire a 50% interest when commerciality is declared and will reimburse the associate parties for 50% of the direct exploration costs.

       In July 1995, the Company executed an agreement for the purchase of an additional 0.88875% interest in the Opon Association Contract from a party for whom ODC holds record title for a price of $888,750, payable with not greater than 65,000 shares of the Company's common stock. The number of shares to be issued to the beneficial owner is dependent on the market price of the common stock at closing. The transaction is contingent upon registration and listing of the common shares to be issued. If the contingency has not been satisfied by October 4, 1995, the agreement will terminate. The transaction is also contingent upon obtaining a waiver from Amoco Colombia of any preferential rights it holds under the Farmout Agreement.

       (b)    Memorandum of Understanding
              ---------------------------

       In July 1995, Hondo Magdalena, Amoco Colombia, ODC, and Ecopetrol executed a Memorandum of Understanding ("MOU") for the construction of a pipeline and the sale of natural gas from the Opon Contract area. See "General Discussion, Opon Exploration" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

       (c)    Interim Funding Agreement
              -------------------------

       As a result of execution of the MOU described above, another agreement among Amoco Colombia, Hondo Magdalena, and ODC became effective in July 1995. The Funding Agreement for Tier I Development Project (the "Funding Agreement") provides for interim financing of costs associated with the construction of a pipeline from the Opon Contract area and certain other costs related to the Opon Contract. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

       When the Funding Agreement became effective, Hondo Magdalena became obligated for its share of subject costs since October 1, 1994. Through June 30, 1995, the Company has accrued $541 for Tier I Development costs.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

                       (All Dollar Amounts in Thousands)


   8)  Subsequent Events (continued)
       -----------------------------

       (d)    Exercise of Stock Options
              -------------------------

       Stock options for 80,200 shares of the Company's common stock held by former officers and employees of the Company have been exercised subsequent to June 30, 1995. These exercises have resulted in proceeds to the Company of $1,461 through July 26, 1995.

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

        Opon Exploration
        ----------------

        Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement under which Amoco Colombia Petroleum Company ("Amoco Colombia") has earned a participating interest in the Opon Contract. Amoco Colombia, Hondo Magdalena and ODC presently have interests of 60%, 30% and 10%, respectively. Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company, has the right to acquire a 50% interest when commerciality is declared and will reimburse the associate parties for 50% of the direct exploration costs. As of June 30, 1995, Hondo Magdalena has accumulated approximately $18.0 million in connection with exploration of the Opon Contract area. Of this amount management estimates that from $1.0 million to $7.2 million would be recoverable as direct exploration costs after a declaration of commerciality. These amounts would be recovered out of Ecopetrol's share of production.
        Amoco Colombia assumed the role of operator from Hondo Magdalena on March 1, 1994.

        On July 21, 1995, Hondo Magdalena, ODC and Alliance Petroleum International Co. ("Alliance") entered into a Purchase and Sale Agreement under which Hondo Magdalena will acquire an additional 0.88875% interest in the Opon Contract. The interest is held by ODC as nominee for Alliance. The sales price is $888,750 payable to Alliance in shares of newly issued common stock of the Company. The number of shares will be determined by the market price of the shares on the American Stock Exchange at closing. However, no more than 65,000 shares of common stock will be issued as consideration in the transaction. Closing of the transaction is contingent upon effectiveness of a registration statement for the shares and approval by the American Stock Exchange of an Additional Listing Application. If this contingency has not been satisfied by October 4, 1995, the agreement will terminate.
        The closing is also contingent upon obtaining a waiver from Amoco Colombia of any preferential rights under the Farmout Agreement.

        In September 1994, Amoco Colombia and Hondo Magdalena announced the test results of the Opon No. 3 well. The well tested at a rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate daily through a 42/64-inch opening at the surface with 6,000 pounds-per-square-inch flowing tubing pressure. The well was drilled to a depth of 12,710 feet and produced from 1,118 feet of perforations over the interval from 10,018 feet to 12,348 feet within the La Paz formation. Downhole restrictions prevented the well from testing at higher rates. Although a significant amount of geologic information was obtained from the drilling of the Opon No. 3 well, no core samples were taken and it is not yet possible to accurately determine the porosities of the productive intervals in the La Paz formation. Also, there is not yet enough information to assess the quantity of reserves related to the La Paz formation, including any hydrocarbons that may be present outside of the area of current drilling. Additional seismic work is planned to assess potential prospects in other portions of the Opon Contract area, including areas where past theoretical interpretations have suggested the possibility of the presence of a "hanging wall" section of the La Paz formation. Additional drilling would be required to confirm if hydrocarbons are present in these areas.

        Amoco Colombia will pay all but $2.0 million of Hondo Magdalena's costs related to the sixth-year obligations under the Opon Contract, a La Paz formation well that commenced drilling on February 21, 1995. The well has been drilled to its total depth of 12,800 feet. Completion and testing of the Opon No. 4 well are expected to occur in August 1995.

        As more fully described in the Company's 1994 Annual Report on Form 10-K, the Opon Contract provides that the Contract area will be reduced by 50% at the end of the exploration period, July 13, 1995. Two more acreage relinquishments are scheduled in the future at the end of two successive two-year periods. Ecopetrol has verbally informed Amoco Colombia that it will defer the 50% acreage relinquishment in July 1995. Instead, the Contract area will be reduced by 75% (as opposed to 25%) in July 1997.

        On July 26, 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") for the construction of a pipeline and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The pipeline is estimated to cost $56.5 million. Preliminary work for the pipeline began in late 1994, and an order for pipe has been placed. Hondo Magdalena, ODC and Amoco Colombia will each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay in cash its share of costs for the pipeline incurred after July 1, 1995, if and when the field is declared commercial (anticipated at the completion of the Opon Well No. 4, assuming that the results are successful). After commerciality, the remainder of Ecopetrol's share of costs will be recovered out of production. Hondo Magdalena, ODC and Amoco Colombia have entered into an agreement that provides for an interim financing arrangement for Hondo Magdalena's share of the pipeline costs. See Note 8 to the Consolidated Financial Statements in Item 1 and Liquidity and Capital Resources, below. The investment in pipeline costs will be recovered through a pipeline tariff that will include a 13.2% rate of return (after Colombian taxes) on the investment. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee that will include a 13.2% rate of return (after Colombian taxes). The parties agreed in the MOU to negotiate a contract for gas processing.

        The MOU also provides that the parties will negotiate a gas sales contract under which Ecopetrol will purchase from the Opon Contract parties, on a take-or-pay basis, 80 million cubic feet of natural gas per day for the first three years after production begins, and 40 million cubic feet per day for the subsequent twelve years. The price for the natural gas will be determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods. The formula, as of July 1, 1995, yields a price of US$1.17 per million British Thermal Units. If the Opon No. 4 well is not successful, the parties have certain options with regard to the construction of the pipeline.

        With completion of the Opon No. 3 well, which discovered potentially significant reserves of natural gas and condensate, the first obstacle in securing the Company's future was overcome. Execution of the MOU and the interim Funding Agreement described in Liquidity and Capital Resources below are additional milestones in the Company's return to financial health. However, a number of activities remain to be successfully completed, including: timely and successful results of the Opon No. 4 well; assessing the size of the hydrocarbon resources discovered; and carrying out further exploration and development activities. Most of these activities will require additional capital which the Company does not have at present. See Liquidity and Capital Resources, below.


        Domestic Activities
        -------------------

        The Company sold substantially all of its U.S. oil and gas assets in June 1992. During the subsequent three years, the Company has continually reduced the scope of its domestic operations. The Company now has three professional and two support employees and has no significant domestic oil and gas properties or owned office facilities. Management believes the Company's overhead costs have been reduced to the minimum level that will allow the efficient administration of its continuing business.

        See Liquidity and Capital Resources for a description of changes in the terms and amounts of the Company's long-term debt occurring in fiscal 1995.


        Discontinued Operations
        -----------------------

        The Company has completed the disposal of its discontinued refining and marketing assets. Further proceeds, currently estimated at $0.4 million, are to be received when certain components of the refinery equipment are sold by the buyer. In the agreement for the sale of the

        Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. In September 1994, the Company accrued a contingent liability of $1.4 million for the indemnification because of the preliminary results of an audit for California Motor Vehicle Fuels Tax. The audit, when concluded could result in a liability different from the amount accrued. See Liquidity and Capital Resources, below.

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

        Quarters ended June 30, 1995 and 1994
        --------------------------------------

        Results of continuing operations for the quarter ended June 30, 1995 amounted to a net loss of $1.6 million, or 12 cents per share. The

        Company reported a net loss from continuing operations of $1.8 million, or 14 cents per share, for the quarter ended June 30, 1994. Results for the quarter ended June 30, 1994 also included a discontinued loss provision of $1.4 million, or 11 cents per share.

        The decrease in general and administrative expense of $0.2 million between the quarters arises primarily from reductions in the number of employees and insurance costs.

        Operating losses of discontinued operations, which are charged against loss provisions established in earlier periods, amounted to $0.1 million and $0.2 million for the quarters ended June 30, 1995 and 1994, respectively.

        Nine months ended June 30, 1995 and 1994
        ----------------------------------------

        Results of continuing operations for the nine months ended June 30, 1995 amounted to a net loss of $4.8 million, or 37 cents per share. The Company reported a net loss from continuing operations of $6.4 million, or 49 cents per share, for the nine months ended June 30, 1994. Results for the nine month periods ended June 30, 1995 and 1994 also included discontinued loss provisions of $0.3 million, or 2 cents per share, and $1.4 million, or 11 cents per share, respectively.

        Significant variances in the components of results of operations between the nine-month periods ended June 30, 1995 and 1994 result primarily from non-recurring transactions occurring in the nine months ended June 30, 1994, including the following:

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

        The decrease in general and administrative expense of $0.5 million between the periods arises primarily from reductions in the number of employees and insurance costs. General and administrative expense for the nine months ended June 30, 1995 also includes a one time charge of $0.1 million for compensation expense arising from stock options granted to a former officer.

        Operating losses of discontinued operations, which are charged against loss provisions established in earlier periods, amounted to $0.3 million and $0.4 million for the nine month periods ended June 30, 1995 and 1994, respectively. An additional loss provision of $0.3 million was recorded in March 1995 due to the extended holding periods of the subject properties. An additional loss provision of $1.4 million was recorded in June 1994 due to local market conditions and sales negotiations in process at that time.

        LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended June 30, 1995, cash inflows of $4.8 million, $3.2 million, and $0.1 million arose from the sale of assets, borrowings from Lonrho Plc under existing loan agreements, and issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $1.4 million and $0.3 million to finance continuing and discontinued operations, respectively, $2.0 million for capital expenditures, $5.0 million to reduce the balance of loans from Lonrho Plc (see below), and made scheduled debt repayments of $0.2 million. At June 30, 1995, the Company had cash balances of $0.2 million. The Company has received $1.5 million subsequent to June 30, 1995 from the exercise of stock options held by former officers and employees of the Company.

        In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and future interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan was used in April 1995 to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the Opon No. 4 well, and will be used to satisfy any liability which may ultimately arise from the state excise tax audit described above, and to finance other business activities. As of June 30, 1995, the Company had drawn $3.2 million of the facility loan.

        In November 1994, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc has been extended from 1995 to not earlier than October 1, 1996. Approximately $49 million of the Company's long-term debt becomes due in fiscal year 1997 under the revised terms. At present, the Company does not have funds to meet these obligations, or subsequent long-term debt obligations. Management believes that the Company will be able to repay, refinance, or restructure these amounts if and when it establishes sufficient proven reserves and production at the Opon project.

        On May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area (see Note 8 to the Consolidated Financial Statements in Item 1 and General Discussion, Opon Exploration, above) and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995 with the execution of the MOU. Hondo Magdalena may finance its share of the costs (including overhead) for the pipeline and an approved geological and geophysical work program for up to 365 days after the date that production from the Opon Contract area begins. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed from prior to the date of first production until 365 days thereafter, along with an equity premium computed on a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

        Based upon the Company's budget and current projections, existing cash, available facilities and the newly completed interim Funding Agreement are expected to be sufficient to finance the Company's capital expenditure obligations for the Opon Contract, and other business activities, during fiscal 1995. However, subsequent to the completion and testing of the Opon No. 4 well (estimated to occur in August 1995), significant additional permanent financing will be required for capital expenditures for facilities for processing and transporting the production, operator's overhead costs, further exploration and development activities, and other business activities. Cash from operations is not expected to be a source of funds until the Opon Project begins commercial production.

        Management has held preliminary discussions with a number of lenders regarding financing of the Company's future obligations for the Opon project. The Company's management believes that, subject to successful completion of the Opon No. 4 well, the elements to support permanent long-term debt or equity funds should be in place.

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

                                        PART II

        Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulations S-K are set forth in the Exhibit Index below.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)


        Date:  July 28, 1995                 /s/ Stanton J. Urquhart
               ______________                _______________________
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller


        The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.

                                     EXHIBIT INDEX

           Exhibit
           Number         Subject
           _______        __________________________________
             10.1         Funding Agreement for Tier I Development Project among
                          Hondo Magdalena Oil & Gas Limited, Amoco Colombia
                          Petroleum Company and Opon Development Company dated
                          May 5, 1995, excluding exhibits (except Exhibit A).

             10.2 Purchase and Sale Agreement among Hondo Magdalena Oil & Gas Limited, Opon Development Company and Alliance Petroleum International Co. dated July 21, 1995, excluding exhibits.

             10.3 Memorandum of Understanding (translation) among Hondo Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company, Opon Development Company, and Empresa Colombiana de Petroleos dated July 26, 1995, excluding exhibits (except Exhibit A).

             27           Financial Data Schedule