Form 10-K
period 1995-09-30
HONDO OIL & GAS CO
filed 1995-12-29
CIK 76696

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: September 30, 1995

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 8, 1995 based on the closing price on the American Stock Exchange of such stock on such date was $48,113,519.

        Registrant's Common Stock outstanding at December 8, 1995 was 13,564,750 shares.

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

                         INDEX TO ANNUAL REPORT ON FORM 10-K


                     Caption                                            Page

        PART I

            Item  1. Business   . . . . . . . . . . . . . . . . . . . .   4

            Item  2. Properties   . . . . . . . . . . . . . . . . . . .  14

            Item  3. Legal Proceedings  . . . . . . . . . . . . . . . .  16

            Item  4. Submission of Matters to a Vote of Security
                       Holders  . . . . . . . . . . . . . . . . . . . .  16

        PART II

            Item  5. Market for Registrant's Common Equity and
                       Related Stockholder Matters  . . . . . . . . . .  17

            Item  6. Selected Financial Data  . . . . . . . . . . . . .  18

            Item  7. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . .  20

            Item  8. Financial Statements   . . . . . . . . . . . . . .  30

            Item  9. Changes In and Disagreements with Accountants
                       on Accounting and Financial Disclosure . . . . .  55

        PART III

            Item 10. Directors and Executive Officers of
                       the Registrant . . . . . . . . . . . . . . . . .  55

            Item 11. Executive Compensation   . . . . . . . . . . . . .  55

            Item 12. Security Ownership of Certain Beneficial
                       Owners and Management  . . . . . . . . . . . . .  55

            Item 13. Certain Relationships and Related Transactions   .  55

        PART IV

            Item 14. Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K  . . . . . . . . . . . . . .  55

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

        The Company's principal asset is its exploration concession in Colombia.

        (b)  Financial Information About Industry Segments

        See Note 11 to the Consolidated Financial Statements in Item 8. The Company presently operates in one segment.

        (c)  Narrative Description of Business

        INTERNATIONAL OPERATIONS

        The Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), participates in the Opon Association Contract (the "Opon Contract") with Empresa Colombiana de Petroleos ("Ecopetrol"), Opon Development Company ("ODC") and Amoco Colombia Petroleum Company ("Amoco Colombia"). Ecopetrol is a quasi-governmental corporate organization wholly-owned by the government of Colombia. The Opon Contract was entered into between Ecopetrol and ODC in 1987, and approved by the Ministry of Mines and Energy in 1988, to explore and develop an area of approximately 190 square miles located in the Middle Magdalena Basin about 125 miles north of Bogota, Colombia. The Opon Contract is divided into an exploration period and an exploitation period and expires in July 2015.

        The Opon Contract provides for an exploration period of six years, which commenced in July 1988 and has been extended through September 30, 1995. If, at the end of the exploration period, no hydrocarbon accumulation of potential commercial significance has been discovered, the Opon Contract will terminate. The Opon Contract requires the associate parties (Amoco Colombia, Hondo Magdalena and ODC) to perform certain minimum work obligations each year of the exploration period. The Opon Contract does not prescribe work obligations after the completion of the exploration period. At the end of the exploration period, the associate parties may seek to declare the field(s) capable of producing hydrocarbons to be commercial (capable of repaying investment and expenses and returning a profit) by presenting an application to Ecopetrol. Ecopetrol has 90 days to respond to the associate parties' application. If Ecopetrol agrees, then the field(s) are declared to be commercial and production may commence.
        If Ecopetrol does not agree, it may indicate to the associate parties the additional work it deems necessary to demonstrate that the field(s) are commercial. The additional work may take up to one year, and the exploration period would be extended for the period necessary to complete the additional work. If Ecopetrol does not agree that the field(s) are commercial after the completion of the additional work, the associate parties may proceed to develop and exploit the property, with Ecopetrol participating after the associate parties recover 200% of their costs.

        Upon the designation of an area or field as commercial, Ecopetrol has the right to acquire a 50% interest in such area or field and will reimburse the associate parties for 50% of the direct exploration costs for each commercial discovery. Thereafter, Ecopetrol will pay 50% of all subsequent costs and will receive 50% of all production. Hondo Magdalena's interest in the Opon Contract will be reduced by one-half to approximately 15.4%, if Ecopetrol becomes a party. A declaration of commerciality will allow Hondo Magdalena to share in the sale of production during the exploitation period. Prior to a declaration of commerciality, except for extended production tests, the associate parties may not sell hydrocarbons from the property. Revenue from the Opon Contract area is subject to a 20% royalty, which is paid to the Colombian government.

        The associate parties have completed the minimum work obligations for each of the six years of the exploration period, which ended with completion of the Opon No. 4 well in September 1995 (Ecopetrol has granted extensions of the exploration period from time to time). An application for commerciality is expected to be submitted by Amoco Colombia in January 1996. The commercial field in the application will be an area around the Opon No. 3 and No. 4 wells. Management estimates that from $1.0 million to $7.3 million would be recoverable from Ecopetrol's share of production as direct exploration cost if the commerciality application is approved. The associate parties expect the application to approved by approximately April 1996. However, as explained above, Ecopetrol has the option to require additional work before commerciality is declared.

        The Opon Contract provides that at the end of the exploration period, if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Opon Contract area will be reduced by 50%. Two years thereafter, the Opon Contract area will be further reduced to 25% of the original area. Two years thereafter, the Opon Contract area will be reduced to the area of the commercial field or fields that are in production or development, plus a reserve zone of five kilometers in width around the productive limit of each field. The commercial fields plus the zone surrounding each field will become the area of exploitation. The associate parties designate the acreage to be released.

        The exploration period ended on September 30, 1995. Amoco Colombia has recently advised the Company that negotiations are continuing with Ecopetrol over the relinquishment amounts and timing and that no agreement has been reached. Amoco Colombia submitted a proposed map for relinquishment of approximately 40% of the Opon Contract area on December 11, 1995. The Company believes that a reduction of up to 50% will not cause the loss of material exploration opportunities. Additional seismic assessment of the Opon Contract area and the drilling of additional wells will be necessary to evaluate the effects of further acreage reductions.

        Hondo Magdalena acquired its interest in the Opon Contract from ODC. Prior to fiscal 1993, Hondo Magdalena and ODC drilled four wells to the shallow Mugrosa formation. Following extended production and pressure testing, one of these wells was declared a dry hole. In fiscal 1993, Hondo Magdalena drilled the Lilia No. 10 well to the La Paz formation at its sole cost. The well was drilled to a total depth of 10,003 feet. The well encountered mechanical problems after the logs were run, and it was temporarily plugged and suspended. The well may be re-entered at a future date. By completing these operations, Hondo Magdalena acquired an 80% interest in the Opon Contract from ODC.

        Under a Farmout Agreement dated August 9, 1993, Amoco Colombia earned a 60% participating interest in the Opon Contract, 50% from Hondo Magdalena and 10% from ODC. Hondo Magdalena retained a 30% interest. Amoco Colombia paid $3.0 million in cash and paid Hondo Magdalena's costs related to the Opon No. 3 well, a well drilled to the La Paz formation. Under the Farmout Agreement, Amoco Colombia paid Hondo

        Magdalena an additional $5.0 million in October 1994 and paid all but $2.0 million of Hondo Magdalena's costs related to the Opon No. 4 well, also drilled to the La Paz formation.

        In July 1995, Hondo Magdalena, ODC and Alliance Petroleum International Co. ("Alliance") entered into a Purchase and Sale Agreement under which Hondo Magdalena acquired an additional 0.88875% interest in the Opon Contract. The interest was held by ODC as nominee for Alliance. The transaction closed in September 1995 at which time the consideration of $888,750 was paid by the issuance of 44,438 shares of the Company's common stock. Presently, Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract of 60%, 30.88875% and 9.11125%, respectively. Amoco Colombia assumed the role of operator from Hondo Magdalena on March 1, 1994.

        The Opon No. 3 well commenced drilling on October 12, 1993. The Opon No. 3 well was drilled to a total depth of 12,710 feet and penetrated a full section of the La Paz formation. Testing of the Opon No. 3 was completed in September 1994. The well tested at a rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate per day through a 42/64-inch opening at the surface with 6,000 pounds-per-square-inch flowing tubing pressure. The natural gas and condensate came from 1,118 feet of perforations over the interval from 10,018 feet to 12,348 feet within the La Paz formation. Amoco Colombia noted that downhole restrictions prevented the well from testing at higher rates.

        Drilling of the Opon No. 4 well, which is located approximately three-quarters of a mile from the Opon No. 3 well, commenced on February 21, 1995 and was completed in September 1995. The well was drilled to a depth of 11,500 feet. The well tested at a daily rate of 58 million cubic feet of natural gas and 1,900 barrels of condensate. The hydrocarbons were tested from 1,022 feet of perforations in the La Paz formation through a 40/64-inch opening at the surface with 8,121 pounds-per-square-inch flowing tubing pressure.

        The two wells drilled to date have confirmed the existence of a significant natural gas field. However, the Company has not attributed proved reserves to the discovery at this time. The rules concerning reporting of proved reserves require that the hydrocarbons be recoverable under existing economic and operating conditions. As described below, the Company's previously announced plans for transporting and marketing the natural gas have been affected by recent natural gas and pipeline tariff ceiling price regulations. Therefore, the Company will not report proved reserves until the economic factors affecting transportation and marketing arrangements become more certain.

        Prior to Hondo Magdalena's participation, eight wells had been drilled to various depths in the Opon Contract area. All of these wells are the property of Ecopetrol, and are not considered to be included in the Opon Contract area. None of these wells are currently producing and none of the former contract holders have any rights in the Opon Contract.

        The principal objective at Opon is to confirm and commercially develop hydrocarbons from the La Paz formation. However, geologic and geophysical modeling indicates that, in addition to the potentially significant hydrocarbons discovered in the Opon No. 3 and No. 4 wells, other potential hydrocarbon-bearing traps may lie within the Opon Contract area. Other traps and formations are possible objectives of further exploration efforts.

        Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of, oil and gas, including blowouts, cratering, and fires, each of which could result in damage to, or destruction of, the oil and gas wells, formations or production facilities or properties. In addition, there are greater than normal mechanical drilling risks at the Opon Contract area associated with high pressures in the La Paz and other formations. These pressures may: cause collapse of the well bore, impede the drill string while drilling, or cause difficulty in completing a well with casing and cement. These potential problems were substantially overcome in the drilling of the Opon No. 3 and No. 4 wells by the use of a top-drive drilling rig, heavy-weight drilling fluids and other technical drilling enhancements.

        Production is subject to political risks inherent in all foreign operations, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with govern-mental entities, as well as, (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. In the past, guerilla activity in Colombia has disrupted the operation of oil and gas projects, including site preparation at the Opon Contract area during fiscal 1991. Security in the area has been significantly improved and the associate parties have taken steps to enhance relations with the local population through a community relations program initiated in 1991. Since that time, operations have not been impeded. The government also continues its efforts through negotiation and legislation to ameliorate the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups. Hondo Magdalena will continue to cooperate with the government, and does not expect that future guerilla activity will have a material impact on the exploration and development of the Opon Project. However, there can be no assurance that such activity will not occur or have such an impact and no opinion can be given on what steps the government may take in response to any such activity.

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

        As a first step toward developing a market for the hydrocarbons discovered to date, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") in July 1995 for the construction of a pipeline and wellhead facilities (which were not contemplated in the Opon Contract) and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The pipeline will have a capacity of 120 million cubic feet per day and is estimated to cost $59.0 million. Hondo Magdalena, ODC and Amoco Colombia will each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay cash for its share of pipeline costs incurred after July 1, 1995, if and when the field is declared commercial. After commerciality, the remainder of Ecopetrol's share of costs (those incurred prior to July 1, 1995) will be recovered out of production. The investment in pipeline costs will be recovered through a pipeline tariff that will include a 13.2% rate of return (after Colombian taxes) on the investment. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee that will include a 13.2% rate of return (after Colombian taxes). The parties agreed in the MOU to negotiate a
        contract for gas processing.   Ecopetrol agreed to fund 80% of its
        share of wellhead facilities (total estimated cost of $11.9 million) in cash with 20% to be recovered subsequently from production.

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

        The Colombian government recently formed the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy. CREG has adopted new regulations dealing with pricing and transportation of natural gas. These regulations set a ceiling price for natural gas and a maximum rate of return of 12.5% (before Colombian taxes) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas, thus processing costs cannot be passed on to the buyer. These new regulations will reduce the amount the Company expects to receive for natural gas and pipeline tariffs in the future and may affect the completion of the agreements expressed in the MOU. Based on these new regulations Ecopetrol has expressed an unwillingness to provide the terms outlined in the MOU related to the buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff. The final sales contracts contemplated by the MOU have not been completed. In December 1995, Amoco Colombia advised the Company that the pipeline project is in doubt.

        Preliminary work for the pipeline, which began in late 1994, has been completed and the pipe has been purchased and delivered to the port city of Cartagena. Subject to the resolution of questions about the MOU, as described above, completion of construction of the pipeline is currently scheduled in the summer of 1996. However, Amoco Colombia recently learned that a new environmental impact statement and permit for facilities at the wellhead will be required by the Colombian Ministry of the Environment. This unanticipated regulatory requirement could delay the date of first production well into 1997.

        A $6.3 million program for acquisition of additional seismic data, using two-dimensional technology, has recently commenced. Amoco Colombia advised the Company in December 1995 that a previously approved, $13.3 million, seismic data acquisition program using three-dimensional technology had been suspended because of technical concerns as to the quality of the data that would be acquired. Preparation for drilling of the developmental, $23.5 million, Opon No. 5 well began in the fall of 1995. However, Amoco Colombian advised the Company in December 1995 that drilling of the Opon No. 5 well has been indefinitely delayed due to right-of-way disputes with landowners. In addition, the associate parties have agreed to study the feasibility of another pipeline to the west to provide additional markets.

        Development of the Opon Project will require significant future capital expenditures for which the Company will need additional funds. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in Item 7.

        U.S OIL AND GAS OPERATIONS

        The Company explored for, developed and produced oil and gas in approximately 13 states from 1987 until 1992. In June 1992, the Company completed a sale of substantially all of its domestic oil and gas assets. The Company's departure from the domestic oil and gas business was in part driven by management's belief that more profitable exploration and production opportunities exist abroad.


        DISCONTINUED OPERATIONS

        Refining and Marketing Operations

        On October 1, 1993, the Company completed the sale of the common stock of its Fletcher refinery and the assets of the Hilo, Hawaii asphalt terminal. The Company's 41,000 bbl asphalt barge was sold in May 1993. An asphalt terminal in Honolulu, Hawaii and two gasoline stations acquired through bankruptcy proceedings against a former customer of Fletcher were disposed of in 1994. There are no remaining assets of the refining and marketing operations. See Note 12 to the Consolidated Financial Statements in Item 8.

        Real Estate Operations

        On December 15, 1989, the Company suspended operations at its Newhall refinery. Subsequently, the Company adopted a plan of disposition which included dismantling the refinery, effecting environmental remediation of the land and further developing the land to a condition where it may be sold. Execution of the plan was suspended in September 1993 and the Company is now marketing the site in its current condition and with existing land-use entitlements. The Newhall refinery site consists of approximately 105 acres located adjacent to a major freeway intersection in northern Los Angeles County. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 12 to the Consolidated Financial Statements in Item 8.

        The Company owns in fee simple approximately 11 acres of undeveloped land located in eastern Los Angeles County. This parcel is currently under option to a developer for a price of $3.0 million.

        Each of the above real properties is subject to a mortgage in favor of Lonrho Plc. See Note 6 to the Consolidated Financial Statements in
        Item 8.


        COMPETITIVE FACTORS

        Because of the sale of substantially all of the Company's domestic oil and gas properties in 1992 and the sale of substantially all of its discontinued refining and marketing assets in 1993, the only competition the Company currently faces domestically is from other parties offering undeveloped raw land for sale in Los Angeles County.

        Other parties have developed or announced discoveries of natural gas in Colombia. These reserves and potential reserves exist on the north coast of Colombia and in the Llanos Basin, east of the Company's interest at the Opon Contract area. In the developing gas market of Colombia, these gas supplies will compete for existing and new markets, and for access to transportation facilities for natural gas. Such competition may adversely affect the Company's ability to market its natural gas and/or the price of natural gas. No prediction can be made at this time as to the effect such competition will ultimately have upon the Company. Many of the Company's competitors are large integrated oil companies having diverse operations and stronger capitalization.


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

        (2)  Newhall Refinery Site

             The Company has evaluated the Newhall Refinery site to determine the impact of refining activities on the environment. The Company has conducted an environmental assessment of the refinery site and a remediation plan for the site has been submitted to the Regional Water Quality Control Board and has received staff approval. The Company estimates that $2.0 million would be incurred in executing the approved remediation plan; however, the Company expects to sell the property without incurring these costs by reducing the purchase price. The Company has requested changes in the approved plan that will reduce estimated remediation costs to $1.0 million. The Company's estimate of the net realizable value of this property has been reduced by estimated remediation costs in determining the carrying value of the property and therefore the remediation costs will not affect future results of operations. See Note 12 to the Consolidated Financial Statements in Item 8.

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

        Government Regulations and Legislative Proposals

        The Company is subject to governmental regulations which include various controls on the exploration for, production, sale, and transportation of crude oil and natural gas in Colombia. See International Operations above, particularly the description of recent regulations adopted by CREG. A number of foreign, federal and other legislative proposals, if enacted, may have adverse effects on companies in the petroleum industry, including the Company. These proposals involve, among other matters, the imposition of additional taxes, price controls, land use controls and other restrictive measures. The Company cannot determine to what extent future operations and earnings may be affected by new regulations or changes in current regulations.

        EMPLOYEES

        The Company employed 5 full-time personnel as of September 30, 1995.

        (d)  Financial Information About Foreign Operations

        See Note 11 to the Consolidated Financial Statements in Item 8. The Company operates in one foreign location: Colombia, South America. See International Operations in Item 1.


        Item 2.   PROPERTIES

        OIL AND GAS PROPERTIES

        All significant producing properties and proved oil and gas reserves located in the United States were sold during 1992. The Company's principle asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concessions for an area in the Middle Magdalena Valley of Colombia, South America. Two wells drilled during 1994 and 1995 have confirmed the existence of a significant natural gas field. The Company has not yet attributed proved reserves to this discovery because of economic uncertainties regarding transportation and marketing arrangements. See International Operations in Item 1.

        The information about the Company's net interest in the various items presented below is based on the Company's interest in the Opon Contract area of 30.88875% as of September 30, 1995. The Company's interest is subject to a 50% reduction upon approval of an application for commerciality, which is expected to occur in 1996. In addition, the Opon Contract provides for three reductions of the gross acreage included in the Opon Contract area, one of which is expected to occur in fiscal 1996. See International Operations in Item 1 for more in-depth descriptions of commerciality and acreage relinquishments.

        (1) Estimated net quantities of proved oil and gas reserves, results of operations from oil and gas producing activities and the standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities for the years ended September 30, 1995, 1994 and 1993 are not presented as they are not presently applicable.

        (2) No estimates of total proved net oil and gas reserves have been filed with any federal agency during fiscal 1995, including this Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

        (3) No production income and cost per unit data for the years ended September 30, 1995, 1994 and 1993 exists and none will be reported until production in Colombia commences.

        (4) The Company had two (0.6 net) wells capable of production (located in Colombia) at September 30, 1995. A portion of the undeveloped acreage described in (5) below will be attributed to these wells after commerciality is declared.

        (5) Undeveloped acreage at September 30, 1995, all located in Colombia, consists of 123,658 gross acres, or 38,196 net acres, contained within the Opon Association Contract area.

        (6) Wells completed (all located in Colombia) for the years ended September 30:

                                           1995      1994     1993
                                           ____      ____     ____

             Productive exploratory        0.3       0.3        -
             Dry exploratory                 -         -      1.0
             Productive development          -         -        -
             Dry development                 -         -        -

        (7) Present activity at September 30, 1995: No wells were in process as of September 30, 1995.

        (8)  Delivery Commitments:

             The Company has agreed to negotiate a contract for sales of specific quantities of natural gas from the Company's wells in Colombia in a Memorandum of Understanding. See International Operations in Item 1. The contracts contemplated in the MOU have not been completed. The Company believes the reserves discovered in the Opon No. 3 and 4 wells are adequate to meet these contemplated sales commitments.


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

        The Company has evaluated the Newhall Refinery site to determine the impact of refining activities on the environment. The Company has conducted an environmental assessment of the refinery site and a remediation plan for the site has been submitted to the Regional Water Quality Control Board and has received staff approval. The Company estimates that $2.0 million would be incurred in executing the approved remediation plan; however, the Company expects to sell the property without incurring these costs by reducing the purchase price. The Company has requested changes in the approved plan that will reduce estimated remediation costs to $1.0 million. The Company's estimate of the net realizable value of this property has been reduced by estimated remediation costs in determining the carrying value of the property and therefore the remediation costs will not affect future results of operations. See Note 12 to the Consolidated Financial Statements in Item 8.


        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                       PART II

        Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Closing stock price ranges for the quarterly periods during the fiscal years ended September 30, 1995 and 1994, as reported by the American Stock Exchange Monthly Market Statistics reports, were as follows:

                     December 31     March 31        June 30     September 30
                     ___________     ________        _______     ____________
        Fiscal 1995:
             Low       $ 11.50       $  9.38         $ 11.88        $ 18.50
             High      $ 16.25       $ 14.00         $ 18.50        $ 24.13

        Fiscal 1994:
             Low       $  5.75       $  5.88         $  6.00        $  9.75
             High      $  8.38       $  7.63         $ 12.50        $ 19.88

        The common stock is listed on the American Stock Exchange under the symbol HOG. The Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. The delisting policies and procedures of the Exchange provide guidelines under which the Exchange will normally give consideration to suspending dealings in a security, or removing a security from listing. Among those guidelines that may be applicable to the Company are: (i) having stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or (ii) having sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature; or
        (iii) having sold or otherwise disposed of its principal operating assets or has ceased to be an operating company or has discontinued a substantial portion of its operations or business for any reason whatsoever. Where the company has substantially discontinued the business that it conducted at the time it was listed or admitted to trading, and has become engaged in ventures or promotions which have not developed to a commercial stage or the success of which is problematical, it shall not be considered an operating company for the purposes of continued trading and listing on the Exchange.

        The number of shareholders of record on December 8, 1995 was 756.

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

   ITEM 6 - SELECTED FINANCIAL DATA

<HEADING>
                                       For the Fiscal Year Ended September 30,
                              ---------------------------------------------------------
                                1995        1994        1993       1992 a       1991
                              ---------   ---------   ---------   ---------   ---------
                                        (In Thousands Except Per Share Data)
   OPERATING DATA

   Revenue                         $44        $728        $980     $50,557     $81,764
   Gain (loss) on sale
     of assets                      --      (1,240)         (8)     21,403       1,376
   Operating expenses            1,941       2,880       5,910      38,687      59,055
   Depreciation, depletion
     and amortization              266         220         365      16,230      18,998
   Interest expense              4,680       4,605       3,411       9,939      12,790
   Provision for income taxes      113        (199)        (46)       (285)      1,116
                              ---------   ---------   ---------   ---------   ---------
   Income (loss) from
     continuing operations      (6,956)     (8,018)     (8,668)      7,389      (8,819)

   Loss from discontinued
     operations                 (4,950) b   (3,038) b  (15,176) c  (64,147) d  (37,511) d
                              ---------   ---------   ---------   ---------   ---------
   Net Loss                   ($11,906)   ($11,056)   ($23,844)   ($56,758)   ($46,330)
                              =========   =========   =========   =========   =========

   Earnings (loss) per share:
     Continuing operations      ($0.53)     ($0.62)     ($0.67)      $0.57      ($0.68)
     Discontinued operations     (0.37)      (0.23)      (1.16)      (4.94)      (2.90)
                              ---------   ---------   ---------   ---------   ---------
                                ($0.90)     ($0.85)     ($1.83)     ($4.37)     ($3.58)
                              =========   =========   =========   =========   =========

   Weighted average common
     shares outstanding         13,171      13,009      13,007      13,001      12,931
                              =========   =========   =========   =========   =========

<HEADING>
                                       For the Fiscal Year Ended September 30,
                              ---------------------------------------------------------
                                1995        1994        1993       1992 a       1991
                              ---------   ---------   ---------   ---------   ---------
                                                   (In Thousands)
   OTHER FINANCIAL DATA

   Working capital (deficit)   ($1,077)     $2,413      $1,729      $8,142    ($31,447)
                              =========   =========   =========   =========   =========

   Properties, net             $12,777     $10,855     $15,910     $10,758    $118,795
                              =========   =========   =========   =========   =========
   Net assets of
     discontinued operations    $2,978  b   $6,851  b   $7,750  c  $24,129  d  $51,546  d
                              =========   =========   =========   =========   =========

   Total assets                $18,398     $24,908     $30,142     $59,532    $196,039
                              =========   =========   =========   =========   =========

   Long-term debt              $82,213     $81,888     $78,828     $67,005    $114,348
                              =========   =========   =========   =========   =========
   Shareholders'
     equity (deficit)         ($73,364)   ($66,681)   ($55,815)   ($31,971)    $23,354
                              =========   =========   =========   =========   =========

    a In June 1992, the Company sold substantially all of its domestic oil and gas operations and repaid significant portions of its debt with the proceeds from the sale.

    b The Company recorded valuation provisions against the carrying value of its discontinued real estate operations and accrued for a contingent liability arising from its discontinued refining and marketing operations in 1994 and 1995.

    c The Company completed the sale of substantially all of its discontinued refining and marketing segment and recorded valuation provisions against the carrying value of its discontinued real estate segment in 1993.

    d The Company recorded valuation provisions against the carrying value of its discontinued segments in 1992 and 1991.

        Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        GENERAL DISCUSSION

        Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's domestic exploration and production assets were sold in 1992 and substantially all of its refining and marketing assets were disposed of in 1993. Today, the Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate have been shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. However, significant projects, primarily construction of a pipeline, must be completed before the natural gas and condensate can be brought to market. Revenues are not currently being generated and are not expected to commence until the spring of 1997 at the earliest.

        During December 1995 the Company has encountered the following circumstances regarding its operations in Colombia:
        - A new governmental agency in Colombia has adopted regulations relating to pipeline tariffs and natural gas prices that are less favorable than terms the Company had agreed in July 1995. This has placed construction of a pipeline already underway, and execution of contracts for sales and transportation of natural gas (for which primary terms had already been agreed) in doubt.
        - The operator of the Opon Contract has withdrawn the budget for 1996 exploration and development activities because of impediments to planned exploration and development activities. Further meetings to redetermine what activities will be carried out in 1996 will not occur until January 1996.
        These changes will delay management's efforts to acquire long-term financing for development of the Opon project.


        Opon Exploration
        ----------------
        Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. During 1991, 1992 and 1993, Hondo Magdalena and ODC drilled four shallow oil wells to the Mugrosa formation, one of which was a dry hole, and one deep gas well to the La Paz formation. These efforts met with limited success. In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement under which Amoco Colombia Petroleum Company ("Amoco Colombia") earned a 60% participating interest in the Opon Contract. To earn the interest, Amoco Colombia paid $3.0 million in cash in 1993 and paid all of the costs related to drilling the Opon No. 3 well in 1994. In addition, Amoco Colombia paid Hondo Magdalena $5.0 million in October 1994 and paid all but $2.0 million of Hondo Magdalena's costs for drilling the Opon No. 4 well in 1995.

        The Opon No. 3 well, completed in September 1994, was drilled to a depth of 12,710 feet at a total cost of approximately $30.0 million. The well tested at a daily rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate. The hydrocarbons were tested from 1,118 feet of perforations in the La Paz formation through a 42/64-inch opening at the surface with 6,000 pounds-per-square-inch flowing tubing pressure. Downhole restrictions prevented the well from testing at higher rates.

        The Opon No. 4 well, completed in September 1995, was drilled to a depth of 11,500 feet at a total cost of approximately $28.5 million. The well tested at a daily rate of 58 million cubic feet of natural gas and 1,900 barrels of condensate. The hydrocarbons were tested from 1,022 feet of perforations in the La Paz formation through a 40/64-inch opening at the surface with 8,121 pounds-per-square-inch flowing tubing pressure.

        The two wells drilled to date have confirmed the existence of a significant natural gas field. However, the Company has not attributed proved reserves to the discovery at this time. The rules concerning reporting of proved reserves require that the hydrocarbons be recoverable under existing economic and operating conditions. As described below, the Company's previously announced plans for transporting and marketing the natural gas have been affected by recent natural gas and pipeline tariff ceiling price regulations. Therefore, the Company will not report proved reserves until the economic factors affecting transportation and marketing arrangements become more certain.

        In July 1995, Hondo Magdalena, ODC and Alliance Petroleum International Co. ("Alliance") entered into a Purchase and Sale Agreement under which Hondo Magdalena acquired an additional 0.88875% interest in the Opon Contract. The interest was held by ODC as nominee for Alliance. The transaction closed in September 1995 at which time the consideration of $888,750 was paid by the issuance of 44,438 shares of the Company's common stock. Presently, Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract of 60%, 30.88875% and 9.11125%, respectively. Amoco Colombia assumed the role of operator from Hondo Magdalena on March 1, 1994.

        In accordance with the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company, has the right to acquire a 50% interest in the Opon Contract area when commerciality is declared and will reimburse the associate parties for 50% of the direct exploration costs out of Ecopetrol's share of production. An application for commerciality is expected to be submitted by Amoco Colombia to Ecopetrol in January 1996. The commercial field in the application will be an area around the Opon No. 3 and No. 4 wells.
        The Company estimates the application will be approved by approximately April 1996. However, under the Opon Contract, Ecopetrol has the option to require additional work before commerciality is declared.

        The Opon Contract also provides for the Opon Contract area to be reduced by 50% at the end of the exploration period, September 30,

        1995 (as extended by Ecopetrol). Two more acreage relinquishments are scheduled at the end of two successive two-year periods. The Company previously reported that Ecopetrol had verbally informed Amoco Colombia that Ecopetrol would defer the 50% acreage relinquishment due September 30, 1995. This deferral did not occur. Amoco Colombia has recently advised the Company that negotiations are continuing with Ecopetrol over the relinquishment amounts and timing and that no agreement has been reached. Amoco Colombia submitted a proposed map for relinquishment of approximately 40% of the area on December 11, 1995. The Company believes that a reduction of up to 50% will not cause the loss of significant exploration opportunities. Additional seismic assessment of the Opon Contract area and the drilling of additional wells will be necessary to evaluate the effects of further acreage reductions.

        On July 26, 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") for the construction of a pipeline and wellhead facilities (which were not contemplated in the Opon Contract) and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The pipeline will have a capacity of 120 million cubic feet per day and is estimated to cost $59.0 million. Hondo Magdalena, ODC and Amoco Colombia will each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay cash for its share of pipeline costs incurred after July 1, 1995, if and when the field is declared commercial (now anticipated to occur approximately April 1996). After commerciality, the remainder of Ecopetrol's share of costs (those incurred prior to July 1, 1995) will be recovered out of production. The investment in pipeline costs will be recovered through a pipeline tariff that will include a 13.2% rate of return (after Colombian taxes) on the investment. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee that will include a 13.2% rate of return (after Colombian taxes). The parties agreed in the MOU to negotiate a
        contract for gas processing.   Ecopetrol agreed to fund 80% of its
        share of wellhead facilities (total estimated cost of $11.9 million) in cash with 20% to be recovered subsequently from production.

        The MOU also provides that the parties will negotiate a gas sales contract under which Ecopetrol will purchase from the Opon Contract parties, on a take-or-pay basis, 80 million cubic feet of natural gas per day for the first three years after production begins, and 40 million cubic feet per day for the subsequent twelve years. The price for the natural gas will be determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods. The formula, as of July 1, 1995, yields a price of US$1.17 per million British Thermal Units. The price for natural gas ultimately received by the Company under the contract contemplated by the MOU will depend on future prices of exported fuel oil.

        The Colombian government recently formed the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy. CREG has adopted new regulations dealing with pricing and transportation of natural gas. These regulations set a ceiling price for natural gas and a maximum rate of return of 12.5% (before Colombian taxes) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas, thus processing costs cannot be passed on to the buyer. These new regulations will reduce the amount the Company expects to receive for natural gas and pipeline tariffs in the future and may affect the completion of the agreements expressed in the MOU. Based on these new regulations Ecopetrol has expressed an unwillingness to provide the terms outlined in the MOU related to the buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff. The final sales contracts contemplated by the MOU have not been completed. In December 1995, Amoco Colombia advised the Company that the pipeline project is in doubt.

        Preliminary work for the pipeline, which began in late 1994, has been completed and the pipe has been purchased and delivered to the port city of Cartagena. Subject to the resolution of questions about the MOU, described above, completion of construction of the pipeline is currently scheduled in the summer of 1996. However, Amoco Colombia recently learned that a new environmental impact statement and permit for facilities at the wellhead will be required by the Colombian Ministry of the Environment. This regulatory requirement could delay the date of first production well into 1997. However, Amoco Colombia is attempting to expedite the regulatory process.

        A $6.3 million program for acquisition of additional seismic data, using two-dimensional technology, has recently commenced. Amoco Colombia advised the Company in December 1995 that a previously approved, $13.3 million, seismic data acquisition program using three-dimensional technology had been suspended because of technical concerns as to the quality of the data that would be acquired. Preparation for drilling of the developmental, $23.5 million, Opon No. 5 well began in the fall of 1995. However, Amoco Colombian advised the Company in December 1995 that drilling of the Opon No. 5 well has been indefinitely delayed due to right-of-way disputes with landowners. Because of these changes, and because of the present uncertainties described above regarding the MOU, Amoco Colombia has withdrawn the 1996 budget and will propose a new budget to Hondo Magdalena and ODC in January 1996. The location, timing, nature (developmental or exploratory), and objective (oil or gas) of additional wells have not been determined. Acquisition of the seismic data described above will have a bearing on these determinations. In addition, the associate parties have agreed to study the feasibility of another pipeline to the west to provide additional markets.

        The results of the Opon No. 3 and Opon No. 4 wells have confirmed the existence of a significant natural gas field in the Opon Contract area. However, the Company must resolve the present uncertainties about its current plans, or devise alternative plans, to bring the discovered gas to market.

        Corporate Activities
        --------------------
        In 1995, the Company reduced its employee count from six to five and otherwise kept general and administrative expenses at the lowest levels prudent to maintain its business. The Company has leased office space in Houston, Texas and plans to move its principal offices to that location in early 1996 to facilitate its relationships with Amoco Colombia, the international oil and gas community in general, and travel to Colombia.

        In August 1995, the Company announced that its controlling shareholder, The Hondo Company ("Hondo"), had proposed a downstream merger through which Hondo would be merged into the Company. Hondo owns 10,150,200 shares, or approximately 76% of the issued and outstanding shares, of the Company, and Hondo is ultimately owned 50% by Lonrho Plc and 50% by Robert O. Anderson and his family (the "Anderson Family"). The transaction was proposed under a Settlement Agreement dated August 23, 1995 between the Anderson Family and Lonrho Plc and certain of its subsidiaries that resolved certain financial and legal disputes between the parties. See Amendment No. 1 to
        Schedule 13D filed on August 31, 1995, by Lonrho Plc, Lonrho, Inc. and Scottsdale Princess Inc. The Company's Board of Directors appointed a Special Committee to consider and approve such a transaction and the Special Committee selected special financial and legal advisors. The costs of the Special Committee and its advisors were not borne by the Company. Terms of a proposed transaction were under negotiation until mid-December 1995. On December 20, 1995, Lonrho Plc and the Anderson Family entered into a Revised Settlement Agreement. At the same time, the proposed transaction with the Company was withdrawn. Under the Revised Settlement Agreement, the parties will reallocate their ownership in Hondo and there will be no effect on the Company or its shareholders except changes in the ownership of the controlling shareholder of the Company. Upon closing of the Revised Settlement Agreement, Lonrho Plc will own or control 75% of Hondo, will have an option to acquire the remaining 25% of Hondo in three years, and will have sole control of the Company.


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

        In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. In September 1994, the Company accrued a contingent liability of $1.4 million for the indemnification because of an audit for California Motor Vehicle Fuels Tax. An additional accrual of $0.7 million was recorded in 1995, primarily due to increased estimates of penalties and interest. The audit, when concluded, could result in a liability different from the amount accrued. See Note 12 to the Consolidated Financial Statements in Item 8.

        Included in the Company's discontinued real estate operations are two parcels of real estate in California: the 105 acre Valley Gateway property in the City of Santa Clarita and the 11 acre Via Verde Bluffs property in the City of San Dimas. Management began an effort to sell these properties in 1991. In 1994, the Company reported execution of a contract for the sale of Via Verde Bluffs parcel for a minimum purchase price of $2.8 million. This transaction did not close for reasons other than price. The Company currently has this parcel under option to a developer for $3.0 million.

        In 1993, the Company suspended a development plan for the Valley Gateway property, a former refinery site, due to the Company's limited cash resources and poor market conditions in California. The Company listed the Valley Gateway property with a broker for $5.0 million and recorded additional loss provisions of $1.4 million for its discontinued real estate operations during 1994. In September 1995, following nearly two years of very little interest from serious buyers and continued softening of local market conditions, the Company has recorded further loss provisions of $4.3 million, reducing the value of this property to $1.0 million. See Note 12 to the Consolidated Financial Statements in Item 8.

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

        The Company will continue to closely monitor and administer its compliance with environmental matters. See Item 1 - Business, Other Factors Affecting the Company's Business.


        RESULTS OF OPERATIONS

        Results of operations for the year ended September 30, 1995 amounted to a loss of $11.9 million, or 90 cents per share, of which $6.9 million arose from continuing operations and $5.0 million resulted from discontinued operations. The Company reported a net loss of $11.0 million, or 85 cents per share, for the year ended September 30, 1994. The 1994 loss included discontinued loss provisions of $3.0 million and a loss of $8.0 million from continuing operations. In 1993, the Company reported a net loss of $23.8 million, or $1.83 per share, which included losses from discontinued operations of $15.1 million and a loss of $8.7 million from continuing operations.

        As described previously, the Company is in transition from a domestic oil and gas operation to a foreign oil and gas operation. The historical results of continuing operations contain many non-recurring transactions. As a result, they are not comparable and are a poor indicator of the Company's future operating results. Management expects losses from continuing operations to continue until revenue generation in Colombia commences, which is expected to occur no earlier than the spring of 1997.


        1995 vs 1994
        ------------
        The decreases in operating revenues, other income, operating costs and loss on sale of assets all arise primarily from non-recurring transactions recorded in 1994.

        The decrease in general and administrative expense of $0.5 million between the years arises primarily from reductions in the number of employees and insurance costs. Next year's corporate general and administrative expense is not expected to vary significantly from 1995. However, the Company's share of overhead from the Opon operation, which has been borne solely by Amoco Colombia during the drilling of the Opon No. 3 and Opon No. 4 wells, is expected to add significantly to general and administrative expense in 1996.

        Exploration costs and exploratory dry holes had no significant activity in 1994 but reflect the beginning of the seismic data acquisition program in 1995. Significant expenditures for this program are expected to be recognized in fiscal 1996.

        Interest expense during 1995 and 1994 has been static. However, use of the high-rate interim funding agreement (described in Liquidity and Capital Resources) and capitalization of interest in relation to the Company's development of the Colombian natural gas field will impact reported interest expense for 1996. Variations in the timing of 1996 capital expenditures make it difficult to quantify whether interest expense will increase or decrease in 1996.

        1994 vs 1993
        ------------
        Operating revenues, other income and operating costs are primarily comprised of non-recurring transactions in both periods.

        The decrease in general and administrative expense of $2.2 million between the years arises primarily from reductions in the number of employees, offices and aircraft. Costs of exploration and exploratory dry holes include a charge of $1.0 million in 1993 for the write-off of the Lilia No. 9, a shallow oil well in the Opon project. No comparable expenses were incurred in 1994. Loss on sale of assets for 1994 includes $0.9 million from the sale of the Company's New Mexico office facilities.

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


        Discontinued Operations
        -----------------------
        The Company implemented disposal accounting for its refining and marketing and real estate segments during 1991. In 1995, the Company recorded loss provisions of $0.7 million and $4.3 million for its refining and marketing and real estate segments, respectively, as described previously. Loss provisions for 1994 amounted to $2.0 million and $1.4 million for refining and marketing and real estate, respectively. Results for the Company's discontinued operations in 1993 include loss provisions of $3.0 million and $5.7 million for the refining and marketing and real estate operations, respectively, as well as a loss of $6.4 million from the sale of substantially all of the discontinued refining and marketing operations recorded in the fourth quarter.

        Operating losses from discontinued operations of $0.4 million, $0.4 million, and $11.7 million, for 1995, 1994, and 1993, respectively, were charged against loss provisions established in earlier periods. The Fletcher refinery was shut down in October 1992. A portion of the refinery's storage capacity was used as a facility for storage and distribution of crude oil and petroleum products belonging to third parties during 1993. The refinery was sold in September 1993.

        LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1995, cash inflows of $4.8 million, $3.2 million, and $2.0 million arose from the sale of assets, borrowings from Lonrho Plc under existing loan agreements, and issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $1.7 million and $0.5 million to finance continuing and discontinued operations, respectively, $2.0 million for capital expenditures, $5.0 million to reduce the balance of loans from Lonrho Plc (see below), and made scheduled debt repayments of $0.2 million. At September 30, 1995, the Company had cash balances of $1.8 million.

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

        In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and future interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan was used in April 1995 to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the Opon No. 4 well and to finance other business activities. As of September 30, 1995, $1.8 million of the facility loan is available for future draws.

        In December 1995, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc was extended from not earlier than October 1, 1996 to not earlier than October 1, 1997.

        On May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area (see Note 7 to the Consolidated Financial Statements in Item 8 and General Discussion, Opon Exploration, above) and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995 with the execution of the MOU. Hondo Magdalena may finance its share of the costs (including overhead) for the pipeline and an approved geological and geophysical work program for up to 365 days after the date that production from the Opon Contract area begins.
        The Funding Agreement provides that Hondo Magdalena may repay the amounts financed from prior to the date of first production until 365 days thereafter, along with an equity premium computed on a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

        Based upon the Company's budget and current information, management believes existing cash, available facilities, and the interim Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, the seismic data acquisition program, overhead obligations unrelated to capital projects and other business activities) during fiscal 1996. However, management believes the Company will need additional cash to participate in the drilling of an additional well in Colombia, or to participate in other capital projects which may be proposed in Colombia. If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company has the option to not participate in some or all of the capital projects. In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

        Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production. Over the past year, management has held discussions with a number of financial institutions regarding financing of the Company's future obligations for the Opon project. In spite of successful completion of the Opon No. 4 well and the preliminary sales commitments contained in the MOU, additional debt or equity funds have not become available. Due to recent changes in the status of the MOU, and in further development plans, management now believes that permanent financing may not be forthcoming until the economic uncertainties surrounding the Company's ability to bring natural gas to market are resolved. While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.

   Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            HONDO OIL & GAS COMPANY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995



                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----

     Report of Independent Auditors                                       31


     Financial Statements:
       Consolidated Balance Sheets as of
         September 30, 1995 and 1994                                      32

       Consolidated Statements of Operations for the years ended
         September 30, 1995, 1994 and 1993                                33

       Consolidated Statements of Shareholders' Equity (Deficit)
         for the years ended September 30, 1995, 1994 and 1993            34

       Consolidated Statements of Cash Flows for the years ended
         September 30, 1995, 1994 and 1993                                35

       Notes to Consolidated Financial Statements                         36

<AUDIT-REPORT>
                         REPORT OF INDEPENDENT AUDITORS


   Board of Directors and Shareholders
   Hondo Oil & Gas Company
   Roswell, New Mexico


   We have audited the accompanying consolidated balance sheets of Hondo Oil & Gas Company as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   As more fully described in Note 1, the Company has no significant operating assets which are presently generating cash to fund its operating and capital expenditure requirements. In addition, at September 30, 1995, the Company had a deficiency in net assets. The Company is participating with others in the development of an oil and natural gas concession under the Opon Association Contract in Colombia, which will require additional financing. The future of the Company is largely dependent upon successful financing and exploitation of its rights under this contract.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hondo Oil & Gas Company at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/ ERNST & YOUNG LLP



   Denver, Colorado
   December 22, 1995





</AUDIT-REPORT>
                                      31

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                        September 30,
                                                    1995            1994
                                                -------------   -------------
   ASSETS
   Current assets:
     Cash and cash equivalents                        $1,771          $1,141
     Accounts receivable (Notes 3 and 12)                440           5,477
     Prepaid expenses and other                            7              33
                                                -------------   -------------
       Total current assets                            2,218           6,651

   Properties, net (Note 4)                           12,777          10,855
   Net assets of discontinued
     operations (Note 12)                              2,978           6,851
   Other assets                                          425             551
                                                -------------   -------------
                                                     $18,398         $24,908
                                                =============   =============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $355            $196
     Current portion of long-term debt (Note 6)          235             220
     Accrued expenses and other (Note 5)               2,705           3,822
                                                -------------   -------------
       Total current liabilities                       3,295           4,238

   Long-term debt, including $78,284 and
     $77,755, respectively, payable to a
     related party (Note 6)                           82,213          81,888
   Other liabilities, including $2,367 and
     $2,354, respectively, payable to a
     related party (Note 7)                            6,254           5,463
                                                -------------   -------------
                                                      91,762          91,589

   Contingent liabilities (Note 8)

   Shareholders' equity (deficit) (Notes 6 and 9):
     Preferred stock                                      --              --
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,423,378 and
       13,032,276, respectively                       13,423          13,032
     Additional paid-in capital                       48,804          43,972
     Accumulated deficit                            (135,591)       (123,685)
                                                -------------   -------------
                                                     (73,364)        (66,681)
                                                -------------   -------------
                                                     $18,398         $24,908
                                                =============   =============






   The accompanying notes are an integral part of these financial statements.

                                    HONDO OIL & GAS COMPANY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands Except Share and Per Share Data)


                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1995            1994            1993
                                                -------------   -------------   -------------
   REVENUES
   Sales and operating revenue                           $23            $369            $145
   Other income                                           21             359             835
                                                -------------   -------------   -------------
                                                          44             728             980
                                                -------------   -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                        45             668             471
   Depreciation, depletion, and amortization             266             220             365
   General and administrative                          1,727           2,210           4,427
   Exploration costs and exploratory dry holes           169               2           1,012
   Interest on indebtedness including $4,659,
     $4,604 and $3,400, respectively, to a
     related party (Note 6)                            4,680           4,605           3,411
   Loss on sale of assets                                 --           1,240               8
                                                -------------   -------------   -------------
                                                       6,887           8,945           9,694
                                                -------------   -------------   -------------
   Loss from continuing operations before
     income taxes                                     (6,843)         (8,217)         (8,714)
   Income tax expense (benefit) (Note 10)                113            (199)            (46)
                                                -------------   -------------   -------------
   Loss from continuing operations                    (6,956)         (8,018)         (8,668)

   Loss from discontinued operations (Note 12)        (4,950)         (3,038)        (15,176)
                                                -------------   -------------   -------------
   Net Loss                                         ($11,906)       ($11,056)       ($23,844)
                                                =============   =============   =============

   Loss per share:
     Continuing operations                            ($0.53)         ($0.62)         ($0.67)
     Discontinued operations                           (0.37)          (0.23)          (1.16)
                                                -------------   -------------   -------------
     Net loss per share                               ($0.90)         ($0.85)         ($1.83)
                                                =============   =============   =============

   Weighted average common shares outstanding     13,171,049      13,009,174      13,006,967










   The accompanying notes are an integral part of these financial statements.

                                            HONDO OIL & GAS COMPANY
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      (In Thousands Except Common Shares)


                                                        Common Stock                              Retained
                                                -----------------------------    Additional       Earnings
                                                                                   Paid-In      (Accumulated
                                                   Shares          Amount          Capital        Deficit)
                                                -------------   -------------   -------------   -------------
   Balance at October 1, 1992                     13,006,892         $13,007         $43,807        ($88,785)

     Net loss                                             --              --              --         (23,844)
                                                -------------   -------------   -------------   -------------
   Balance at September 30, 1993                  13,006,892          13,007          43,807        (112,629)

     Exercise of stock options (Note 10)              25,384              25             165              --
     Net loss                                             --              --              --         (11,056)
                                                -------------   -------------   -------------   -------------
   Balance at September 30, 1994                  13,032,276          13,032          43,972        (123,685)

     Purchase of interest in Opon Association
       Contract with common stock (Note 4)            44,438              44             845              --
     Payment of interest with common stock
       (Note 6)                                      189,080             189           2,104              --
     Exercise of stock options (Note 9)              157,584             158           1,883              --
     Net loss                                             --              --              --         (11,906)
                                                -------------   -------------   -------------   -------------
   Balance at September 30, 1995                  13,423,378         $13,423         $48,804       ($135,591)
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

                                            HONDO OIL & GAS COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In Thousands)


                                                                             For the years ended
                                                                ---------------------------------------------
                                                                                September 30,
                                                                    1995            1994            1993
                                                                -------------   -------------   -------------
   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($6,843)        ($8,217)        ($8,714)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation, depletion and amortization                          266             220             365
       Loss on sale of assets                                             --           1,240               8
       Costs of exploratory dry holes                                     --              --           1,051
       Accrued interest added to long-term debt                        2,385           2,250           6,033
       Accrued interest paid with common stock                         2,292              --              --
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                           199           1,735             947
           Inventory                                                      --             770            (770)
           Prepaid expenses and other                                     26             132            (284)
           Other assets                                                 (201)            121             (71)
         Increase (decrease) in:
           Accounts payable                                              159          (1,675)         (2,002)
           Accrued expenses and other                                    123            (577)         (3,417)
           Other liabilities                                             (82)          2,968             584
                                                                -------------   -------------   -------------
         Net cash used by continuing operations                       (1,676)         (1,033)         (6,270)
         Net cash used by discontinued operations                       (473)           (511)         (9,482)
                                                                -------------   -------------   -------------
         Net cash used by operating activities                        (2,149)         (1,544)        (15,752)
                                                                -------------   -------------   -------------
   Cash flows from investing activities:
     Sale of assets (Note 3)                                           4,804           1,971           3,714
     Capital expenditures                                             (2,021)           (897)        (13,588)
                                                                -------------   -------------   -------------
         Net cash provided (used) by investing activities              2,783           1,074          (9,874)
                                                                -------------   -------------   -------------
   Cash flows from financing activities:
     Proceeds from long-term borrowings                                3,175           1,000           6,000
     Principal payments on long-term debt                             (5,220)           (180)           (248)
     Issuance of stock                                                 2,041             190              --
                                                                -------------   -------------   -------------
         Net cash provided (used) by financing activities                 (4)          1,010           5,752
                                                                -------------   -------------   -------------

   Net increase (decrease) in cash and cash equivalents                  630             540         (19,874)

   Cash and cash equivalents at the beginning of the year              1,141             601          20,475
                                                                -------------   -------------   -------------
   Cash and cash equivalents at the end of the year                   $1,771          $1,141            $601
                                                                =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   1)  Nature of Business
       ------------------

       Hondo Oil & Gas Company ("Hondo Oil" or "the Company") is an independent oil and gas exploration and development company. The Hondo Company presently owns 75.6% of Hondo Oil & Gas Company. Lonrho Plc, an English company, owns 50% of The Hondo Company.

       During 1991 the Company adopted plans of disposal for its refining and marketing and real estate operations. Substantially all of the refining and marketing assets were sold in 1993. Following the sale of substantially all of its domestic oil and gas properties in 1992, the Company's sole continuing business activity is exploitation of an oil and gas concession in Colombia, South America.

       The Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), became involved in the Opon Association Contract (the "Opon Contract") in Colombia in 1991. Amoco Colombia Petroleum Company ("Amoco Colombia") earned an interest in the Opon Contract through a Farmout Agreement executed in 1993. Amoco Colombia, Hondo Magdalena, and Opon Development Company presently have working interests of approximately 60%, 31%, and 9%, respectively. The Colombian national oil company, Ecopetrol, has the right to acquire 50% of the Opon Contract when commerciality is declared and will reimburse the associate parties (out of future production) for 50% of the direct exploration costs. Management believes commerciality will be declared in the spring of 1996.

       Amoco Colombia was obligated by the 1993 Farmout Agreement to fund all but $2,000 of Hondo Magdalena's share of exploration costs during the past two years and to make certain payments to Hondo Magdalena (See Note 3). During that period, Amoco Colombia has spent approximately $56,500 to drill two natural gas wells. The combined results of production tests of these wells indicate they will produce at a daily rate of 103 million cubic feet of natural gas and 3,900 barrels of condensate. The Company has not attributed proved reserves to this discovery because economic factors of transportation and marketing arrangements are not yet certain.

       The parties to the Opon Contract have signed a Memorandum of Understanding ("MOU") which provides for Ecopetrol's participation in the construction of a pipeline and related wellhead facilities and for execution of a contract for Ecopetrol to purchase, on a take-or-pay-basis, 80 million cubic feet of natural gas per day for three years and 40 million cubic feet of natural gas per day for a subsequent twelve years. As more fully described in Note 7, Amoco Colombia has agreed to finance the Company's share of costs to build the pipeline, construct wellhead facilities, and acquire seismic data, including overhead. However, new Colombian regulations regarding ceilings on natural gas prices and pipeline tariffs have raised doubt as to whether the pipeline and related contracts contemplated in the MOU will be completed. Further, in December 1995, Amoco Colombia withdrew its proposed 1996 budget due to other recent developments.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   1)  Nature of Business (continued)
       ------------------------------

       Based upon the Company's budget and current information, management believes existing cash, available facilities, and the interim Funding Agreement (see Note 7) will be sufficient to finance the Company's known obligations (the pipeline and related facilities, the seismic data acquisition program, overhead obligations unrelated to capital projects and other business activities) during fiscal 1996. If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company will need additional funds to participate. The Company has the option to not participate in some or all of the capital projects if it does not have sufficient funds. However, substantial penalties would be incurred by not participating.

       The Company's cash resources are presently limited to cash on hand and advances under a line of credit from Lonrho Plc (See Note 6). Cash from operations is not expected to be a source of funds unless and until revenues from the Opon Contract commence. Management estimates its available cash resources are sufficient to meet its cash needs for the next fiscal year assuming no material adverse changes to present plans occur. Due to the recent changes in the activities contemplated in the MOU, and in development plans, management now believes that permanent financing may not be forthcoming until the economic uncertainties surrounding the Company's ability to bring natural gas to market are resolved. Obtaining permanent financing for development of the Company's Opon project is vital to the Company's ability to successfully exploit this concession in the future.


   2)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil include the accounts of all subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

       Effective March 31 and September 4, 1991, the Company adopted plans of disposal for its refining and marketing and its real estate segments, respectively. Accordingly, the results of operations and the net assets of the discontinued segments have been reclassified to discontinued operations for all periods presented. Assets of discontinued operations are recorded at the lower of cost or net realizable value. On October 1, 1993, the Company completed the sale of substantially all of its refining and marketing assets. Refer to
       Note 12.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   2)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (b)    Cash Equivalents
              ----------------

       Cash equivalents represent highly liquid investments with original maturities of three months or less.

       (c)    Oil and Gas Properties
              ----------------------

       Oil and gas properties are accounted for using the successful efforts method. Under this method, property acquisition costs are capitalized when incurred. Exploratory geological and geophysical costs and general and administrative costs, including salaries, are expensed as incurred. The Company capitalizes interest expense for individual capital projects requiring more than three months for completion and costing more than $1,000. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If proved reserves are not discovered, such dry hole costs are expensed. All developmental drilling costs, including intangible drilling and equipment costs incurred on unsuccessful wells, are capitalized.

       Acquisition costs of unproved properties which are considered to be individually significant are periodically assessed for impairment on a property-by-property basis. Individually insignificant properties are assessed for impairment as a group. Any decline in value is included in the statement of operations in exploration costs and exploratory dry holes.

       Intangible drilling and development costs and tangible equipment are depleted by the units-of-production method using proved developed reserves on a field basis. Leasehold costs are also depleted on a field basis using total proved reserves. Estimates of proved reserves are based upon reports of independent petroleum engineers.

       (d)    Other Fixed Assets
              ------------------

       Other fixed assets are recorded at historical cost and are depreciated by the straight-line method using useful lives of 7 to 10 years.

       (e)    Earnings Per Share
              ------------------

       Net income per share amounts are computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. The effect of common stock equivalents is not included for periods with losses. Fully diluted per share amounts are the same as primary per share amounts, and accordingly, are not presented.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   2)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (f)    Income Taxes
              ------------

       As required by the provisions of SFAS No. 109, the Company changed its method of accounting for income taxes from the provisions of SFAS No. 96, "Accounting For Income Taxes", to the provisions of SFAS No. 109, "Accounting For Income Taxes", effective October 1, 1993. The change in accounting method had no material effect on the Company's financial position, results of operations, or components of income tax expense for any period presented. Accordingly, no cumulative effect of a change in accounting principle has been recognized.

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

       (g)    Loan Fees
              ---------

       Capitalized loan fees pertaining to long-term loans are included in other assets. The loan fees are stated at cost and are amortized by the straight-line method, which approximates the level yield method, over the life of the related loan.

       (h)    Foreign Currency Translation
              ----------------------------

       The Company's Colombian business is conducted in a highly inflationary economic environment. Accordingly, the financial statements of the Company's foreign subsidiary are remeasured as if the functional currency were the U.S. dollar using historical exchange rates. Exchange gains and losses, which have been immaterial to date, are included in operating costs.

       (i)    Use of Estimates
              ----------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, particularly in regard to discontinued operations, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   2)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (j)    New Accounting Standards
              ------------------------

       In December 1991 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments". SFAS No. 107 requires disclosure of information relating to fair market values of financial instruments and is effective for fiscal years ending after December 15, 1995, for companies with total assets of less than $150,000. Accordingly, the difference between fair market values and carrying values of the Company's financial instruments has not been determined.

       In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The standard is effective for fiscal years beginning after Decemeber 15, 1995 and will require disclosure of compensation expense for stock-based compensation plans determined on a fair value based model.


   3)  Accounts Receivable
       -------------------

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

       The accounts receivable balances reported in the consolidated balance sheets are net of allowances for doubtful receivables of $399 for both September 30, 1995 and 1994, respectively.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   4)  Properties
       ----------

       Properties, at cost, consist of the following:

                                                        September 30,
                                                    1995            1994
                                                -------------   -------------

       Drilling in progress (Colombia) (a)           $11,775         $10,696
       Pipelines (Colombia)                              873              --
       Other fixed assets                                279             267
       Accumulated depreciation                         (150)           (108)
                                                -------------   -------------

                                                     $12,777         $10,855
                                                =============   =============

       (a) As of September 30, 1995, drilling in progress represents the Company's investment in oil and gas properties in Colombia. This investment will be classified as a proved oil and gas property if and when economic factors regarding transportation and marketing arrangements are resolved.


       Total costs incurred (both capitalized and expensed) in Colombia for oil and gas producing activities were:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1995            1994            1993
                                                -------------   -------------   -------------
       Property acquisition costs (a)                   $889             $--            $536
                                                =============   =============   =============
       Exploration costs                                $169          $2,068          $7,184
                                                =============   =============   =============
       Development costs                                $190             $--              --
                                                =============   =============   =============

       (a) In September 1995, the Company acquired an additional 0.88875% interest in the Opon Contract by the issuance of 44,438 shares of its common stock.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   5)  Accrued expenses
       ----------------

       Accrued expenses consist of the following:

                                                        September 30,
                                                    1995            1994
                                                -------------   -------------

       Refining and marketing costs (Note 12)         $2,114          $1,544
       Drilling costs                                    190           2,000
       Other                                             401             278
                                                -------------   -------------
                                                      $2,705          $3,822
                                                =============   =============

   6)  Long-Term Debt
       --------------

       Long-term debt consists of the following:

                                                        September 30,
                                                    1995            1994
                                                -------------   -------------

       Notes payable to Lonrho Plc (a),(b):
         Note A (c)                                   $3,277          $3,181
         Note B (c)                                    4,271           4,144
         Note C (d)                                   36,361          35,302
         Note D (d),(e)                               34,375          35,128
       Pollution Control Revenue Bonds (f)             2,710           2,930
       Industrial Development Revenue Bonds (f)        1,000           1,000
       Other                                             454             423
                                                -------------   -------------
                                                      82,448          82,108
       Less current maturities                          (235)           (220)
                                                -------------   -------------

                                                     $82,213         $81,888
                                                =============   =============

       Maturities are as follows for the years ending September 30:
       1996                                             $235
       1997                                              704
       1998                                           54,330
       1999                                           19,969
       2000                                            1,804
       Thereafter                                      5,406
                                                -------------
                                                     $82,448
                                                =============

       Hondo Oil paid interest of $248, $260 and $4,031 for the years ended September 30, 1995, 1994 and 1993, respectively. Interest of $829, all of which pertained to discontinued operations and arose from amounts owed to Lonrho Plc, was capitalized for the year ended September 30, 1993.
                                      42

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   6)  Long-Term Debt (continued)
       --------------------------

       (a)    The following terms apply to each of the four notes:
              (1) Interest is payable semiannually at a rate of 6%.
              (2) If management determines sufficent cash is not available to pay interest, management may offer to issue the Company's unregistered stock valued at the American Stock Exchange closing price on the interest due date as payment in kind. Lonrho may choose to either add the accrued interest to the balance of the debt outstanding or accept the payment in kind.
              (3) Accrued interest of $2,354, $2,250 and $6,005 has been added to the outstanding debt as of October 1, 1994, April 1, 1994 and September 30, 1993, respectively. Accrued interest of $2,367 and $2,293 has been paid by the issuance of 121,372 and 189,080 shares, respectively, of the Company's common stock for amounts due on October 1, 1995 and April 1, 1995, respectively.
              (4) As consideration for past deferrals of interest and principal payments due under the terms of the four notes, the Company has granted Lonrho Plc a 5% share of the Company's net profits, as defined, under the Opon Contract. Following repayment of the four notes, Lonrho's entitlement will be reduced by half.
              (5) Net proceeds from asset sales are to be applied to the reduction of Notes C and D.

       (b) On December 22, 1995, the Company and Lonrho agreed to defer commencement of principal amortization for each of the four loans. The maturity terms noted below reflect the revisions.

       (c) Notes A and B are secured by the Company's real estate included in discontinued operations. Absent repayment in full as a result of the sale of the securing real estate, principal amortization in ten equal semiannual installments will commence October 1, 1997. Note A is secured by the Company's Via Verde Bluffs real estate. Note B is secured by the Company's Valley Gateway real estate. An additional $1,000 was drawn under the terms of Note B during 1994.

       (d) Notes C and D are secured by the Company's Valley Gateway real estate. Note C is to be amortized in two equal annual installments beginning November 1, 1997. Note D is due October 1, 1997. Notes C and D are subordinated to the Company's other indebtedness existing at September 30, 1995.

       (e) In October 1994, the Company received $4,800, net of withholding taxes, from Amoco Colombia under the terms of the Farmout Agreement (See Notes 1 and 3). Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of Note D and the related interest expense. At the same time, Lonrho Plc made available $5,000 in the form of a facility loan that may be drawn as needed by the Company. The Company drew $3,175 of this facility loan during 1995.



                                      43

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   6)  Long-Term Debt (continued)
       --------------------------

       (f) Both issues of these tax-exempt bonds were issued under the authority of the California Pollution Control Financing Authority. The Pollution Control Revenue bonds bear interest at an average rate of 6.12%, payable semiannually, and mature serially through November 1, 2003. The Industrial Development Revenue Bonds bear interest at a rate of 7.5%, payable semiannually, and mature September 1, 2011. Both bond issues are collateralized by certain refinery facilities and equipment located at Valley Gateway and the Fletcher refinery. The collateral at the Fletcher refinery is leased to the buyer for a nominal annual fee. The trustee of the bonds was notified of changes to the collateral in 1993 and the trustee has not taken any action to declare a breach of covenant or a default. The Company routinely communicates with the Trustee and has received no indication that the Trustee is contemplating any such action.

       According to the terms of the various credit agreements, the Company is restricted in its ability to: (a) incur additional debt; and (b) pay dividends on and/or redeem capital stock.


   7)  Other Liabilities
       -----------------

       Other liabilities consist of the following:

                                                        September 30,
                                                    1995            1994
                                                -------------   -------------

       Interest payable to Lonrho Plc (Note 6)        $2,367          $2,354
       Funding Agreement - Amoco Colombia (a)          1,148              --
       Deferred compensation contracts (b)               671             625
       City of Long Beach                              1,533           1,533
       Other                                             535             951
                                                -------------   -------------
                                                      $6,254          $5,463
                                                =============   =============

       (a) Effective July 26, 1995, Hondo Magdalena, Amoco Colombia, and Opon Development Company entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area and for an approved geological and geophysical work program. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed by Amoco Colombia from prior to the date of first production until 365 days thereafter, along with an equity premium computed using a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be recouped from Ecopetrol after commerciality).

                                      44

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   7)  Other Liabilities (continued)
       -----------------------------

       (a) (continued)
              Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and related condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement. Equity premiums of $57 have been capitalized for the year ended September 30, 1995.

       (b) The Company has deferred compensation contracts with two former officers of the Company. The contracts were entered into to provide benefits greater than the amounts allowable (in accordance with IRS regulations) under a former defined benefit plan available to all employees (terminated in 1989). The amounts above represent the actuarial present value of the Company's liability under the contracts computed with a 7.5% discount rate for both years.


   8)  Contingent liabilities
       ----------------------

       The Company is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, any liability to the Company relative to the various proceedings will not have a material adverse effect on the Company's operations or financial condition.

       The Company is subject to various environmental laws and regulations of the United States. As is the case with other companies engaged in similar industries, the Company faces exposure from actual or potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Company's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. However, future environmental related expenditures cannot be reasonably quantified in many circumstances due to the conjectural nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the number of other potentially responsible parties involved, and changing environmental laws and interpretations. The reduced scope of the Company's operations following the sale of the Company's domestic oil and gas properties and the Fletcher refinery have significantly reduced the Company's potential exposure to environmental liability, including potential Superfund claims against Fletcher, which liability, in the opinion of management, is not material.
                                      45

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   9)  Shareholders' Equity
       --------------------

       In addition to its common shares, the Company has authorized 10,000,000 shares of one dollar par value preferred stock. No preferred shares have been issued as of September 30, 1995.

       The Company has two stock option plans under which options to purchase common shares of the Company are granted to certain officers, directors and key employees. The options are priced equal to or greater than the market price in effect at the date of grant. Accordingly, no compensation expense in connection with these plans is recognized. The 1982 Stock Option Plan has been terminated except for 74,700 options priced at $19.00 per share which were exercised in 1995. The balance of options exercised in 1995 were priced at $7.50.

       The Company granted an option for 25,000 shares at $7.50 per share to a former officer in March 1995. The option was not granted under the 1993 Stock Incentive Plan as it was priced less than the market price at date of grant. Compensation of $138 was included in general and administrative expense at the date of grant.

       The following table summarizes certain information relative to stock options outstanding:

                                                    Share
                                                   Options
                                                -------------

       Outstanding at October 1, 1994                220,316
         Granted                                     125,000
         Exercised                                  (157,584)
         Expired or terminated                            --
                                                -------------
       Outstanding at September 30, 1995 (a)         187,732
                                                =============

       (a)    Includes 87,732, 85,000, and 15,000 options priced at $7.50,
              $14.625, and $12.625, respectively; 137,732 options are exercisable at September 30, 1995.

       As of September 30, 1995 and 1994 additional options of 79,000 and 179,000, respectively, were available for future grants under the 1993 Stock Incentive Plan.

       A total of 233,518 shares of common stock were issued during 1995 in transactions not involving stock options. See Notes 4 and 6.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   10) Income Taxes
       ------------

       The components of income tax expense (benefit) from continuing operations are as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1995            1994            1993
                                                -------------   -------------   -------------
       Current:
         Foreign                                        $113              --              --

       Deferred:
         Federal                                          --           ($190)           ($30)
         State                                            --              (9)            (16)
                                                -------------   -------------   -------------
                                                        $113           ($199)           ($46)
                                                =============   =============   =============

       Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                        September 30,
                                                    1995            1994
                                                -------------   -------------
       Deferred tax assets, long-term:
         Foreign income tax basis of
           capitalized assets in excess of
           financial reporting basis                  $1,355              --
         Income tax basis of real estate in
           excess of financial reporting basis         1,654
         Domestic net operating loss
           carryforwards                              42,739         $38,734
         Valuation allowances                        (44,542)        (38,734)
                                                -------------   -------------
                                                       1,206              --
                                                -------------   -------------
       Deferred tax liabilities, long-term:
         Foreign income tax depreciation in
           excess of financial reporting
           depreciation                                1,206              --
                                                -------------   -------------
                                                       1,206              --
                                                -------------   -------------
       Net deferred tax liability                        $--             $--
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   10) Income Taxes (continued)
       ------------------------

       The differences between income tax expense (benefit) from continuing operations and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before income taxes are as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1995            1994            1993
                                                -------------   -------------   -------------
       Benefit computed at the effective
         statutory rate                              ($2,365)        ($2,794)        ($2,963)
       Reduction of future reversals by
         utilization of net operating loss
         carryforwards                                    --              93              --
       State taxes, net                                   --              (9)            (16)
       Alternative minimum tax                            --            (190)            (30)
       Losses from foreign operations                    215             137             482
       Foreign income tax expense                        113              --              --
       Net operating loss for which no benefit
         is recognized                                 2,150           2,564           2,481
                                                -------------   -------------   -------------
                                                        $113           ($199)           ($46)
                                                =============   =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   10) Income Taxes (continued)
       ------------------------

       At September 30, 1995, the Company had the following domestic net operating loss and investment tax credit carryforwards for financial statement and income tax reporting purposes:

<HEADING>
                                                                 Alternative
                                                   Tax Net       Minimum Net     Investment
                                                  Operating     Tax Operating        Tax
       Year of Expiration                           Loss            Loss           Credit
       ------------------                       -------------   -------------   -------------
       Consolidated Carryforwards:
         2003                                         $3,167              --
         2004                                         12,469         $10,917
         2005                                          2,803              --
         2006                                         26,612          22,012
         2007                                         15,781          30,041
         2008                                         25,551          23,919
         2009                                         13,115          14,517
         2010                                          8,620           8,620
                                                -------------   -------------
                                                    $108,118        $110,026
                                                =============   =============

       Separate Carryforwards (a)
         1996                                             --              --            $612
         1997                                             --              --             259
         1998                                             --              --             144
         1999                                             --              --             210
         2000                                        $12,397         $12,397              74
         2002                                          6,101           6,101              --
         2003                                          6,714          10,715              --
                                                -------------   -------------   -------------
                                                     $25,212         $29,213          $1,299
                                                =============   =============   =============

       (a) These separate carryforwards can only be used against future income and tax liabilities of the company within the consolidated group which generated the carryforwards.

       In conjunction with the sale of the Fletcher refinery in 1993 as described in Note 12, unrestricted net operating loss carryforwards of $59,658 and separate net operating loss carryforwards of $23,983 pertaining to the Fletcher refinery were reattributed to Hondo Oil.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   11) Segment information
       -------------------

       Following reclassification of the Company's refining and marketing and real estate segments to discontinued operations in 1991, the Company's operations have been concentrated in one industry segment: the exploration for and production of reserves of oil and natural gas. In 1992, the Company sold substantially all of its domestic oil
       and gas reserves.   The Company's continuing activities are presently
       limited to exploration for oil and gas reserves located in Colombia. The Company has no foreign sales and no export sales as yet. The Company has no significant customers (comprising more than 10% of continuing operation's revenue) with which it will do business in the foreseeable future. Information segregating the Company's continuing domestic and foreign operations is as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1995            1994            1993
                                                -------------   -------------   -------------
       Sales and operating revenue:
         United States                                   $23            $369            $145
         Foreign                                          --              --              --
                                                -------------   -------------   -------------
                                                         $23            $369            $145
                                                =============   =============   =============

       Operating profit (loss):
         United States                                 ($140)           $155           ($728)
         Foreign                                        (207)           (283)         (1,434)
                                                -------------   -------------   -------------
         Operating loss                                 (347)           (128)         (2,162)
         Loss on sale of assets                           --          (1,240)             (8)
         Interest expense                             (4,680)         (4,605)         (3,411)
         Corporate expense and other                  (1,816)         (2,244)         (3,133)
                                                -------------   -------------   -------------
         Loss from continuing operations
              before income taxes                    ($6,843)        ($8,217)        ($8,714)
                                                =============   =============   =============
       Identifiable assets:
         United States                                $5,645          $9,175         $15,637
         Foreign                                      12,753          15,733          14,505
                                                -------------   -------------   -------------
                                                     $18,398         $24,908         $30,142
                                                =============   =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   12) Discontinued Operations
       -----------------------

       Effective March 31 and September 4, 1991, respectively, the Company adopted plans of disposal for its refining and marketing and real estate segments. Revenues of the refining and marketing segment for 1995, 1994 and 1993 were $0, $64 and $1,213, respectively. A summary, by segment, of the results of discontinued operations is as follows:

<HEADING>
                                                             For the years ended
                                                ---------------------------------------------
                                                                September 30,
                                                    1995            1994            1993
                                                -------------   -------------   -------------
       Refining and marketing                          ($650)        ($2,000)        ($9,370)
       Real estate                                    (4,300)         (1,400)         (5,700)
       Income tax expense (benefit)                       --            (362)            106
                                                -------------   -------------   -------------
                                                     ($4,950)        ($3,038)       ($15,176)
                                                =============   =============   =============

       Per share                                      ($0.37)         ($0.23)         ($1.16)
                                                =============   =============   =============

       In September 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii.
       These assets represent the material portion of the Company's refining and marketing segment. The transaction closed on October 1, 1993 at which time $992 of the net accrued proceeds of $1,992 were received. Refining and marketing losses for 1993 include $6,370 resulting from the sale and operating loss provisions of $3,000. Additional loss provisions of $650 and $2,000 have been required in 1995 and 1994 for reasons described below.

       The agreement for the sale of Fletcher included a provision allowing the Company to share in the proceeds from the sale of certain components of the refinery equipment which the buyer planned to sell. Based on estimates of a broker of used refinery equipment, the Company recorded $1,000 as the estimated realizable value at the time of the transaction. The buyer and the Company have not succeeded in selling this equipment during the ensuing two years. In September 1994, the Company reduced the carrying value of the receivable by $600 on the basis of an offer from the buyer for the Company's share of equipment sale proceeds.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   12) Discontinued Operations (continued)
       -----------------------------------

       In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by present Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which will be due. The State of California's audit is still in process and could result in a liability different from the amount accrued when concluded.

       On December 15, 1989, the Company permanently suspended operations at its Newhall refinery because of expectations of continued operating losses. As of September 30, 1990, the Company reclassified the cost of Newhall's dismantled properties to the real estate segment. All costs incurred subsequent to December 15, 1989 have been charged against previously established loss provisions. In September 1993, the Company suspended execution of a development plan for the property, now referred to as Valley Gateway, which included dismantling the refinery, effecting environmental remediation of the land and further developing the land to a condition where it could be sold as land ready for construction. This decision was made as a result of continued declines in the local real estate market and the Company's limited cash resources. Management now believes that a sale of the property in its present condition with existing entitlements is the best course of action. The carrying value of the property was reduced by $5,700 in 1993 as a result of this decision.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995

                       (All Dollar Amounts in Thousands)


   12) Discontinued Operations (continued)
       -----------------------------------

       In addition to the Valley Gateway property, the Company owns the 11 acre Via Verde Bluffs property, carried at $2,528 and $2,575 at September 30, 1995 and 1994, respectively. Both properties have been listed with brokers since 1994.

       In 1995 and 1994, the carrying value of the real estate has been further reduced by $4,300 ($4,000 in September 1995) and $1,400, respectively, as a result of depressed demand in the local market, sale negotiations, and the timing of possible sales.

       Changes in the balance of real estate are as follows:

                                                        September 30,
                                                    1995            1994
                                                -------------   -------------

       Beginning balance                              $6,851          $7,750
         Development and dismantlement costs              --             168
         Valuation provisions established             (4,300)         (1,400)
         Valuation provisions used                       427             333
                                                -------------   -------------
       Ending balance                                 $2,978          $6,851
                                                =============   =============

       Remaining acres                                   116             116
                                                =============   =============

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Interest of expense $2,522 for 1993, attributable to Lonrho Plc, was allocated to refining and marketing operations. Allocations of interest to the real estate operations were $274, $285 and $295 for 1995, 1994 and 1993 respectively.

<HEADING>
                                            HONDO OIL & GAS COMPANY
                                Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                               September 30, 1995

                                       (All Dollar Amounts in Thousands)


                                                                  Additions
                                                 Balance at      charged to                        Balance
                                                  beginning       costs and                        at end
                                                  of period       expenses       Write-offs       of period
                                                -------------   -------------   -------------   -------------
       Allowance for doubtful receivables:
       Continuing operations:
         1995                                           $399             $--             $--            $399
                                                =============   =============   =============   =============
         1994                                           $555             $61           ($217)           $399
                                                =============   =============   =============   =============
         1993                                           $812            $156           ($413)           $555
                                                =============   =============   =============   =============

       Discontinued operations:
         1995                                            $--             $--             $--             $--
                                                =============   =============   =============   =============
         1994                                            $--             $--             $--             $--
                                                =============   =============   =============   =============
         1993                                         $1,078             $--           ($856)           $222
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

                                    PART IV

   Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements: See the Index to Financial Statements in Item 8 hereof.

       (2)    Financial Statement Schedules:                            Page

              II.  Valuation and Qualifying Accounts                      54

              Schedules other than those listed above are omitted because they are not required or not applicable, or because the information required in a schedule is otherwise included in the Notes to Consolidated Financial Statements.

       (3)    Exhibits filed with this report:  See Item (c) below.

   (b) Reports on Form 8-K:

       The Company filed two Forms 8-K during the quarter ended September 30, 1995, dated August 18, 1995 and August 28, 1995. The first reported a delay for reporting the results of the Opon No. 4 well from August to October due to mechanical problems with the well. The second reported the proposal of a downstream merger by the Company's majority shareholder, The Hondo Company.


   (c) Exhibits: See Exhibit Index on page 58 for exhibits required by Item 601 of Regulation S-K.

   (d) Financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3 (b)(1):
       See Item (a)(2) above.









                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-K for the year ended September 30, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HONDO OIL & GAS COMPANY


   Date: December 28, 1995            By:/s/Stanton J. Urquhart
                                         -----------------------
                                         Stanton J. Urquhart
                                         Vice President
















                                 (continued)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the year ended September 30, 1995 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

<HEADING>
                 Signature                                  Title                     Date
   --------------------------------------       -----------------------------   ----------------


   /s/ Robert O. Anderson                       Chairman of the Board,          December 28, 1995
   --------------------------------------       Director
   ROBERT O. ANDERSON


   /s/ Dieter Bock                              Director                        December 28, 1995
   --------------------------------------
   DIETER BOCK


   /s/ John J. Hoey                             President, Chief Executive      December 28, 1995
   --------------------------------------       Officer, and Director
   JOHN J. HOEY


   /s/ C.B. McDaniel                            Secretary, Director             December 28, 1995
   --------------------------------------
   C.B. MCDANIEL


   /s/ Douglas G. McNair                        Director                        December 28, 1995
   --------------------------------------
   DOUGLAS G. MCNAIR


   /s/ John F. Price                            Director                        December 28, 1995
   --------------------------------------
   JOHN F. PRICE


                                                Director
   --------------------------------------
   R.W. ROWLAND


   /s/ Robert K. Steer                          Director                        December 28, 1995
   --------------------------------------
   ROBERT K. STEER


   /s/ R.E. Whitten                             Director                        December 28, 1995
   --------------------------------------
   R.E. WHITTEN


   /s/ Stanton J. Urquhart                      Vice President, Principal       December 28, 1995
   --------------------------------------       Financial and Principal
   STANTON J. URQUHART                          Accounting Officer

                                  EXHIBIT INDEX


   Exhibit
   Number     Subject
   -------    ---------------------------------------------------------------

       3.1    Restated Certificate of Incorporation.

       3.2    Bylaws, as amended on September 5, 1995.

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

     10.11 Letter Agreement dated December 22, 1995, by and among the Company, Via Verde Development Company, Newhall Refining Co., Inc., Lonrho Plc and Thamesedge Ltd. and Note Amendments amending prior loan agreements and notes (Exhibits 10.1 through 10.10, above).

    *10.12    Employee Capital Appreciation Savings Plan, effective January
              1, 1985.

   **10.13 Form of Indemnity Agreement between Pauley and its directors and officers, approved January 27, 1987 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission on December 28,
              1992).

   Exhibit
   Number     Subject
   -------    ---------------------------------------------------------------

   **10.14 Opon Association Contract (translation) dated July 15, 1987, between Ecopetrol and Opon Development Company, excluding exhibits and attachments (incorporated by reference to Exhibit
              10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed with Securities and Exchange Commission on January 13, 1992).

   **10.15 Farmout Agreement dated August 9, 1993, among Hondo Magdalena Oil & Gas Limited, Opon Development Company and Amoco Colombia Petroleum Company, excluding exhibits (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Securities and Exchange Commission on August 16, 1993).

   **10.16 New Operating Agreement dated as of August 9, 1993, among Hondo Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company, and Opon Development Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with Securities and Exchange Commission on December 28, 1993).

   **10.17 Stock and Asset Purchase Agreement dated September 15, 1993, between Signal Oil & Refining Company, Inc. and the Company and Pauley Pacific Inc., excluding exhibits (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8- K dated October 12, 1993, filed with the Securities and Exchange Commission on October 12, 1993).

   **10.18 Letter Agreement dated February 2, 1994 between the Company and the City of Long Beach, excluding exhibits (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, filed with the Securities and Exchange Commission on February 14,
              1994).

   **10.19 Hondo Oil & Gas Company 1993 Stock Incentive Plan, excluding exhibits (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 28, 1994).

   **10.20 Funding Agreement for Tier 1 Development Project dated May 5, 1995, among Hondo Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company and Opon Development Company, excluding exhibits (except exhibit A) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on July 28, 1995).

   **10.21 Memorandum of Understanding (translation) dated July 26, 1995, among Hondo Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company, Opon Development Company, and Empresa Colombiana de Petroleos, excluding exhibits (except Exhibit A) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on July 28, 1995).

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