Form 10-Q
period 1995-12-31
HONDO OIL & GAS CO
filed 1996-02-14
CIK 76696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  December 31, 1995

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


   The registrant has one class of common stock outstanding. As of February 7, 1996, 13,564,750 shares of registrant's $1 par value common stock were outstanding.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1995


                                                                        PAGE
                                                                        ----

   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements

              Consolidated Balance Sheets as of
                December 31, 1995 and September 30, 1995                   3

              Consolidated Statements of Operations for the
                three months ended December 31, 1995 and 1994              4

              Consolidated Statements of Cash Flows for the
                three months ended December 31, 1995 and 1994              5

              Notes to Consolidated Financial Statements                   6


     ITEM 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                            16


   SIGNATURES                                                             16

                                     PART I
   Item 1     FINANCIAL STATEMENTS

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                December 31,    September 30,
                                                    1995            1995
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $925          $1,771
     Accounts receivable                                 421             440
     Prepaid expenses and other                          190               7
                                                -------------   -------------
       Total current assets                            1,536           2,218

   Properties, net (Note 2)                           17,680          12,777
   Net assets of discontinued
     operations (Note 6)                               3,093           2,978
   Other assets                                          396             425
                                                -------------   -------------
                                                     $22,705         $18,398
                                                =============   =============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $359            $355
     Current portion of long-term debt                   250             235
     Accrued expenses and other (Note 3)               3,209           2,705
                                                -------------   -------------
       Total current liabilities                       3,818           3,295

   Long-term debt, including $78,284
     payable to a related party                       81,972          82,213
   Other liabilities, including $1,188 and
     $2,367, respectively, payable to a related
     party (Note 4)                                   11,374           6,254
                                                -------------   -------------
                                                      97,164          91,762
   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,564,750 and 13,423,378,
       respectively                                   13,565          13,423
     Additional paid-in capital                       51,248          48,804
     Accumulated deficit                            (139,272)       (135,591)
                                                -------------   -------------
                                                     (74,459)        (73,364)
                                                -------------   -------------
                                                     $22,705         $18,398
                                                =============   =============







   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the three months ended
                                                         December 31,
                                                -----------------------------
                                                    1995            1994
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            --              $2
   Other income                                          $24               6
                                                -------------   -------------
                                                          24               8
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs (reimbursements)                        5             (15)
   Depreciation and amortization                          38              42
   General and administrative                          1,660             389
   Exploration costs                                     871              --
   Interest on indebtedness including $1,131 and
     $1,157, respectively, to a related party          1,131           1,157
                                                -------------   -------------
                                                       3,705           1,573
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (3,681)         (1,565)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (3,681)         (1,565)

   Loss from discontinued operations (Note 6)             --              --
                                                -------------   -------------
   Net Loss                                          ($3,681)        ($1,565)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.27)         ($0.12)
     Discontinued operations                              --              --
                                                -------------   -------------
     Loss per share                                   ($0.27)         ($0.12)
                                                =============   =============

   Weighted average common shares outstanding     13,564,750      13,039,776















   The accompanying notes are an integral part of these financial statements.

                                     HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         (In Thousands)


                                                                  For the three months ended
                                                                         December 31,
                                                                -----------------------------
                                                                    1995            1994
                                                                -------------   -------------
   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($3,681)        ($1,565)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation and amortization                                      38              42
       Interest capitalized                                              (90)             --
       Accrued interest added to long-term debt                            9           2,361
       Accrued interest paid with common stock                         2,367              --
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                            19             200
           Prepaid expenses and other                                   (183)           (381)
           Other assets                                                    1              (1)
         Increase (decrease) in:
           Accounts payable                                                4             (76)
           Accrued expenses and other                                    256             (34)
           Other liabilities                                             674          (1,392)
                                                                -------------   -------------
         Net cash used by continuing operations                         (586)           (846)
         Net cash used by discontinued operations                       (175)           (140)
                                                                -------------   -------------

         Net cash used by operating activities                          (761)           (986)
                                                                -------------   -------------

   Cash flows from investing activities:
     Proceeds from sale of assets                                         --           4,804
     Capital expenditures                                                 --             (21)
                                                                -------------   -------------
         Net cash provided by investing activities                        --           4,783
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                   --             400
     Principal payments on long-term debt                               (235)         (5,220)
     Issuance of common stock                                            150              56
                                                                -------------   -------------
         Net cash used by financing activities                           (85)         (4,764)
                                                                -------------   -------------

   Net decrease in cash and cash equivalents                            (846)           (967)

   Cash and cash equivalents at the beginning of the period            1,771           1,141
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $925            $174
                                                                =============   =============


   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The Hondo Company owns approximately 75% of Hondo Oil's common stock. Lonrho Plc, an English company, owns 50% of The Hondo Company.
       Lonrho Plc increased its ownership of The Hondo Company to 75% on January 5, 1996.

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There have not been any significant devel-opments or changes in contingent liabilities and commitments since September 30, 1995, including the contingency described in Note 6.

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

       (c)    Income Taxes
              ------------

       The Company uses the liability method to account for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are determined based on reversals of differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted effective tax rates and laws that will be in effect when the differences are expected to reverse.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       The Company provides for income taxes in interim periods based on estimated annual effective rates. The Company records current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. The Company has investment tax credit carryforwards of $1,299 which are accounted for by the flow-through method.


   2)  Properties
       ----------

       Properties, at cost, consist of the following:

                                                December 31,    September 30,
                                                    1995            1995
                                                -------------   -------------
                                                 (Unaudited)

       Drilling in progress (Colombia) (a)           $12,242         $11,775
       Pipelines (Colombia)                            5,319             873
       Other fixed assets                                279             279
       Accumulated depreciation                         (160)           (150)
                                                -------------   -------------
                                                     $17,680         $12,777
                                                =============   =============

       (a) As of December 31, 1995, drilling in progress represents the Company's investment in oil and gas properties in Colombia. This investment will be classified as a proved oil and gas property if and when economic factors regarding transportation and marketing arrangements are resolved.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

                       (All Dollar Amounts in Thousands)


   3)  Accrued Expenses
       ----------------

       Accrued expenses consist of the following:

                                                December 31,    September 30,
                                                    1995            1995
                                                -------------   -------------
                                                 (Unaudited)

       Refining and marketing costs (Note 6)          $2,054          $2,114
       Drilling costs                                    937             190
       Other                                             218             401
                                                -------------   -------------
                                                      $3,209          $2,705
                                                =============   =============


   4)  Other Liabilities
       -----------------

       In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,367 for the six-month period ended September 30, 1995 was paid by the issuance of 121,372 shares of the Company's common stock on October 1, 1995.

       Other liabilities consist of the following:

                                                December 31,    September 30,
                                                    1995            1995
                                                -------------   -------------
                                                 (Unaudited)

         Funding Agreement (a)                        $7,447          $1,148
         Interest payable to Lonrho Plc                1,188           2,367
         City of Long Beach                            1,533           1,533
         Deferred compensation contracts                 671             671
         Other                                           535             535
                                                -------------   -------------
                                                     $11,374          $6,254
                                                =============   =============

         (a) As more fully described in Item 8 of the Company's 1995 Annual Report on Form 10-K, an agreement whereby the operator of the Company's Colombian project has agreed to finance certain costs currently being incurred in Colombia.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

                       (All Dollar Amounts in Thousands)


   5)  Cash Flow Information
       ---------------------

       Cash interest expense paid, all of which arises from discontinued operations, was $82 and $90 for the three months ended December 31, 1995 and 1994, respectively.


   6)  Discontinued Operations
       -----------------------

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

       Operating losses of discontinued operations for the quarters ended December 31, 1995 and 1994 were $115 and $114, respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the quarters ended December 31, 1995 and 1994, respectively.

       In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by present Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in estimated amounts of penalties and interest which will be due. The State of California's audit is still in process and could result in a liability different from the amount accrued when concluded.

       The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the three months ended December 31, 1995 are as follows:

       Balance as of September 30, 1995               $2,978
         Valuation provisions recorded                    --
         Valuation provisions used                       115
                                                -------------
       Balance at December 31, 1995 (unaudited)       $3,093
                                                =============

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating losses from discontinued operations for the quarters ended December 31, 1995 and 1994 include interest expense of $66 and $69, respectively.

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        GENERAL DISCUSSION

        The Company's principal asset continues to be its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley in Colombia, South America. At the present time, the Company has no revenues from the Opon Contract or other sources.


        Opon Exploration
        ----------------
        Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement through which Amoco Colombia Petroleum Company ("Amoco Colombia") earned a 60% participating interest in the Opon Contract. To earn the interest, Amoco Colombia paid $3.0 million in cash in 1993 and paid all of the costs related to drilling the Opon No. 3 well in 1994. In addition, Amoco Colombia paid Hondo Magdalena $5.0 million in October 1994 and paid all but $2.0 million of Hondo Magdalena's costs for drilling the Opon No. 4 well in 1995. Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract of 60%, 30.88875% and 9.11125%, respectively. Amoco Colombia is the operator.

        The Opon No. 3 well, completed in September 1994, was drilled to a depth of 12,710 feet at a total cost of approximately $30.0 million. The well tested at a daily rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate. The hydrocarbons were tested from 1,118 feet of perforations in the La Paz formation through a 42/64-inch opening at the surface with 6,000 pounds-per-square-inch flowing tubing pressure. Downhole restrictions prevented the well from testing at higher rates. The Opon No. 4 well, completed in September 1995, was drilled to a depth of 11,500 feet at a total cost of approximately $28.5 million. The well tested at a daily rate of 58 million cubic feet of natural gas and 1,900 barrels of condensate. The hydrocarbons were tested from 1,022 feet of perforations in the La Paz formation through a 40/64-inch opening at the surface with 8,121 pounds-per-square-inch flowing tubing pressure.
        These two wells have confirmed the existence of a significant natural gas field.

        Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company, has the right to acquire a 50% interest in the Opon Contract area when commerciality is declared and will reimburse the associate parties for 50% of the direct exploration costs out of Ecopetrol's share of production. An application for commerciality was submitted by Amoco Colombia to Ecopetrol on January 26, 1996. The commercial field requested in the application is an area around the Opon No. 3 and No. 4 wells. Ecopetrol has 90 days to respond to the application. Management anticipates that the application will be approved (but such approval may include technical modifications to the area). However, under the Opon Contract, Ecopetrol has the option to require additional work before commerciality is declared.

        As reported in the Company's 1995 Annual Report on Form 10-K, in July 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") for the construction of a pipeline and wellhead facilities and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The MOU provides, among other terms, that (i) the investment in the pipeline will be recovered through a pipeline tariff that includes a 13.2% rate of return (after Colombian taxes) on the investment; and (ii) Ecopetrol will construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area and will recover its investment through a gas processing fee that includes a 13.2% rate of return (after Colombian taxes). The MOU also provides that the parties will negotiate a gas sales contract under which Ecopetrol will purchase from the Opon Contract parties, on a take-or-pay basis, 80 million cubic feet of natural gas per day for the first three years after production begins, and 40 million cubic feet per day for the subsequent twelve years. The price for the natural gas is to be determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods. The formula, as of January 1, 1996, yields a price of US$1.04 per million British Thermal Units. The price for natural gas under the contract contemplated by the MOU will depend on future prices of exported fuel oil.

        As reported in the Company's 1995 Annual Report on Form 10-K, the Colombian government recently formed the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy. CREG adopted new regulations dealing with pricing and transportation of natural gas. These regulations set a ceiling price for natural gas and a maximum rate of return of 12.0% (after Colombian taxes, except for a 14% Remittance Tax on foreign exchange returned to the United States) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas; therefore, processing costs cannot be passed on to the buyer as contemplated in the MOU. These new regulations will reduce the amounts the Company expects to receive from the sale of natural gas and from pipeline tariffs and will affect the completion of the agreements expressed in the MOU. Ecopetrol has expressed an unwillingness to provide the terms outlined in the MOU related to the buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff. In December 1995, Amoco Colombia advised the Company that the pipeline project is in doubt. Since that time, the parties to the MOU have been negotiating over changes to the terms of the MOU. No final agreement related to such changes has been reached. If no such agreement is reached, and the pipeline and contracts for natural gas sales contemplated by the MOU are not completed, the Company intends to continue to pursue other natural gas markets to the west of the Opon Contract area.

        Preliminary work for the pipeline began in late 1994. Subject to the resolution of questions about the MOU, described above, completion of construction of the pipeline is forecast in the fourth quarter of calendar 1996. However, environmental regulatory requirements may delay the completion of the pipeline well into 1997. Amoco Colombia is attempting to expedite the completion of the regulatory process. Completion of Ecopetrol's improvements to the El Centro gas processing plant may also delay commencement of production.

        As reported in the Company's 1995 Annual Report on Form 10-K, the Opon Contract provides for the reduction of the Opon Contract area by 50% at the end of the exploration period, September 30, 1995 (as extended by Ecopetrol). Two more acreage relinquishments are scheduled at the end of two successive two-year periods. A proposal to relinquish 40% of the area at this time was rejected by Ecopetrol. A new proposal relinquishing 50% of the area was submitted by Amoco Colombia to Ecopetrol on January 26, 1996. Management believes that this reduction will not cause the loss of significant exploration opportunities. Additional seismic assessment of the Opon Contract area and the drilling of additional wells will be necessary to evaluate the effects of further acreage reductions.

        As reported in the Company's 1995 Annual Report on Form 10-K, preparation for drilling of the Opon No. 5 well began in the fall of 1995. Amoco Colombia advised the Company in December 1995 that drilling of the Opon No. 5 well was indefinitely delayed due to right-of-way disputes with landowners. Amoco Colombia has recently informed the Company that the Opon No. 5 well will not be drilled in the foreseeable future because of the right-of-way disputes and the uncertainties related to the status of the MOU.

        Amoco Colombia has submitted a budget for the first calendar quarter of 1996. Other budget matters for the remainder of the calendar year, including the location and timing of additional wells have not been determined.

        The results of the Opon No. 3 and Opon No. 4 wells have confirmed the existence of a significant natural gas field in the Opon Contract area. The Company must resolve the issues related to bringing the discovered gas to market.

        Corporate Activities
        --------------------
        The Company has leased office space in Houston, Texas and plans to move its principal offices to that location in early 1996 to facilitate its relationships with Amoco Colombia, the international oil and gas community in general, and travel to Colombia.

        As reported in the Company's Current Report on Form 8-K dated January 18, 1996, and Proxy Statement dated January 29, 1996, Lonrho Plc, together with certain of its subsidiaries completed a transaction on January 5, 1996, through which Lonrho Plc and those subsidiaries now control The Hondo Company, which, in turn, owns approximately 74.8% of the issued and outstanding common stock of and controls the Company. Prior to the transaction, control of the Company was effectively shared by a Lonrho subsidiary with Robert O. Anderson and his sons.


        Discontinued Operations
        -----------------------
        Two of the Company's former business segments, refining and marketing operations and real estate operations were discontinued in 1991. No change in the status of these operations from that reported in the Company's 1995 Annual Report on Form 10-K occurred in the current period.


        Other
        -----
        As more fully described in Item 5 of the Company's 1995 Annual Report on Form 10-K, because of continuing losses and decreases in shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. Management has kept the Exchange fully informed regarding the Company's present status and future plans. Although the Company does not or may not meet all of the guidelines, to date, the American Stock Exchange has chosen to allow the Company's shares to remain listed. However, no assurances can be given that the Company's shares will remain listed on the Exchange in the future.


        RESULTS OF OPERATIONS

        Results of continuing operations for the quarter ended December 31, 1995 amounted to a net loss of $3.7 million, or 27 cents per share. The Company reported a net loss from continuing operations of $1.6 million, or 12 cents per share, for the quarter ended December 31, 1994. No losses from discontinued operations were reported for either period.

        The losses for the quarters ended December 31, 1995 and 1994 each include $1.6 million for corporate general and administrative expense and corporate interest expense. The loss for the current period also includes the Company's share of general and administrative expense and exploration expense of $1.3 million and $0.9 million, respectively, related to the Opon Contract. Similar expenses in the quarter ended December 31, 1994 were borne by Amoco Colombia in accordance with the terms of the August 1993 Farmout Agreement.

        Management expects losses from continuing operations to continue until revenue generation in Colombia commences, which is expected to occur no earlier than the spring of 1997.

        LIQUIDITY AND CAPITAL RESOURCES

        During the quarter ended December 31, 1995 cash inflows of $0.2 million arose from the issuance of common stock as a result of the exercise of stock options. The Company utilized cash of $0.6 million and $0.2 million to finance continuing and discontinued operations, respectively, and made scheduled debt repayments of $0.2 million. At December 31, 1995, the Company had cash balances of $0.9 million.

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

        In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and future interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan was used in April 1995 to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the Opon No. 4 well and to finance other business activities. As of December 31, 1995, $1.8 million of the facility loan is available for future draws.

        In December 1995, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc was extended from not earlier than October 1, 1996 to not earlier than October 1, 1997.

        As reported in the Company's 1995 Annual Report on Form 10-K, on May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995 with the execution of the MOU. Hondo Magdalena may finance its share of the costs (including overhead) for the pipeline and a geological and geophysical work program for up to 365 days after the date that production from the Opon Contract area begins. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed from prior to the date of first production until 365 days thereafter, along with an equity premium computed on a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

        Based upon the Company's budget and information available to it, management believes existing cash, available facilities, and the Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, the seismic data acquisition program, overhead obligations unrelated to capital projects and other business activities) during fiscal 1996. However, management believes the Company will need additional cash to participate in the drilling of another well in Colombia, or to participate in other capital projects which may be proposed in Colombia. If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company has the option not to participate in some or all of the capital projects. In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

        Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production. Management has continued discussions with financial institutions regarding financing of the Company's future obligations for the Opon project. Due to recent changes in the status of the MOU, and in plans for development of the Opon Contract area, management now believes that permanent financing may not be forthcoming until the economic uncertainties surrounding the Company's ability to bring natural gas to market are resolved. While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.

                                        PART II


        Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index below.

          (b) One report on Form 8-K was filed during the quarter ended December 31, 1995:

             1) Form 8-K filed October 13, 1995 reported the results of testing of the Opon No. 4 well in Colombia.


                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)



        Date:  February 14, 1996             /s/ Stanton J. Urquhart
               _________________             _______________________
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller


        The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.



                                     EXHIBIT INDEX

            Exhibit
            Number                Subject
            _______               __________________________________


             27                   Financial Data Schedule