Form 10-Q
period 1996-03-31
HONDO OIL & GAS CO
filed 1996-05-15
CIK 76696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


        (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1996

                                       OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to


                         Commission File Number 1-8979


                            HONDO OIL & GAS COMPANY
             (Exact name of registrant as specified in its charter)


                       Delaware                                95-1998768
             (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or organization)               Identification No.)

     10375 Richmond Ave, Ste. 900, Houston, Texas                   77042
       (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (713) 954-4600

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes X   No
                                                                 ---    ---


   The registrant has one class of common stock outstanding. As of May 10, 1996, 13,776,194 shares of registrant's $1 par value common stock were outstanding.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE SIX MONTHS ENDED MARCH 31, 1996


                                                                        PAGE
                                                                        ----

   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements

              Consolidated Balance Sheets as of
                March 31, 1996 and September 30, 1995                      3

              Consolidated Statements of Operations for the
                three months ended March 31, 1996 and 1995                 4

              Consolidated Statements of Operations for the
                six months ended March 31, 1996 and 1995                   5

              Consolidated Statements of Cash Flows for the
                six months ended March 31, 1996 and 1995                   6

              Notes to Consolidated Financial Statements                   7


     ITEM 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                            18


   SIGNATURES                                                             18

                                     PART I
   Item 1     FINANCIAL STATEMENTS

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                  March 31,     September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $498          $1,771
     Accounts receivable                                 420             440
     Prepaid expenses and other                          126               7
                                                -------------   -------------
       Total current assets                            1,044           2,218

   Properties, net (Note 2)                           19,044          12,777
   Net assets of discontinued
     operations (Note 7)                               3,207           2,978
   Other assets                                          359             425
                                                -------------   -------------
                                                     $23,654         $18,398
                                                =============   =============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                   $894            $355
     Current portion of long-term debt                   250             235
     Accrued expenses and other (Note 3)               3,866           2,705
                                                -------------   -------------
       Total current liabilities                       5,010           3,295

   Long-term debt, including $79,284 and
     $78,284, respectively, payable to a
     related party                                    82,980          82,213
   Funding Agreement (Note 4)                          9,111           1,148
   Other liabilities, including $2,375 and
     $2,367, respectively, payable to a related
     party (Note 5)                                    4,004           5,106
                                                -------------   -------------
                                                     101,105          91,762
   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,578,250 and 13,423,378,
       respectively                                   13,578          13,423
     Additional paid-in capital                       51,404          48,804
     Accumulated deficit                            (142,433)       (135,591)
                                                -------------   -------------
                                                     (77,451)        (73,364)
                                                -------------   -------------
                                                     $23,654         $18,398
                                                =============   =============





   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the three months ended
                                                          March 31,
                                                -----------------------------
                                                    1996            1995
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $1              $2
   Other income                                           69               1
                                                -------------   -------------
                                                          70               3
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                        84              22
   Depreciation and amortization                          38              41
   General and administrative                          1,016             412
   Exploration costs                                     846              --
   Interest on indebtedness including $1,187 and
     $1,135, respectively, to a related party          1,247           1,135
                                                -------------   -------------
                                                       3,231           1,610
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (3,161)         (1,607)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (3,161)         (1,607)

   Loss from discontinued operations (Note 7)             --            (300)
                                                -------------   -------------
   Net Loss                                          ($3,161)        ($1,907)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.23)         ($0.13)
     Discontinued operations                              --           (0.02)
                                                -------------   -------------
     Loss per share                                   ($0.23)         ($0.15)
                                                =============   =============

   Weighted average common shares outstanding     13,573,750      13,039,776















   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                   For the six months ended
                                                          March 31,
                                                -----------------------------
                                                    1996            1995
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $1              $4
   Other income                                           93               6
                                                -------------   -------------
                                                          94              10
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                        89               6
   Depreciation and amortization                          76              83
   General and administrative                          2,676             801
   Exploration costs                                   1,717              --
   Interest on indebtedness including $1,131 and
     $1,157, respectively, to a related party          2,378           2,292
                                                -------------   -------------
                                                       6,936           3,182
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (6,842)         (3,172)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (6,842)         (3,172)

   Loss from discontinued operations (Note 7)             --            (300)
                                                -------------   -------------
   Net Loss                                          ($6,842)        ($3,472)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.50)         ($0.25)
     Discontinued operations                              --           (0.02)
                                                -------------   -------------
     Loss per share                                   ($0.50)         ($0.27)
                                                =============   =============

   Weighted average common shares outstanding     13,569,250      13,039,776















   The accompanying notes are an integral part of these financial statements.

                                     HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         (In Thousands)


                                                                   For the six months ended
                                                                          March 31,
                                                                -----------------------------
                                                                    1996            1995
                                                                -------------   -------------
   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($6,842)        ($3,172)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation and amortization                                      76              83
       Interest capitalized                                             (120)             --
       Accrued interest added to long-term debt (Note 5)                  17           2,369
       Accrued interest paid with common stock (Note 5)                2,367              --
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                            20             157
           Prepaid expenses and other                                   (119)           (308)
           Other assets                                                    9               1
         Increase (decrease) in:
           Accounts payable                                              195              14
           Accrued expenses and other                                  1,554              57
           Funding Agreement (Note 4)                                  2,429              --
           Other liabilities                                            (978)           (305)
                                                                -------------   -------------
         Net cash used by continuing operations                       (1,392)         (1,104)
         Net cash used by discontinued operations                       (295)           (227)
                                                                -------------   -------------

         Net cash used by operating activities                        (1,687)         (1,331)
                                                                -------------   -------------

   Cash flows from investing activities:
     Proceeds from sale of assets                                         --           4,804
     Capital expenditures                                               (602)            (21)
                                                                -------------   -------------
         Net cash provided (used) by investing activities               (602)          4,783
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                1,000             675
     Principal payments on long-term debt                               (235)         (5,220)
     Issuance of common stock                                            251              56
                                                                -------------   -------------
         Net cash provided (used) by financing activities              1,016          (4,489)
                                                                -------------   -------------

   Net decrease in cash and cash equivalents                          (1,273)         (1,037)

   Cash and cash equivalents at the beginning of the period            1,771           1,141
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $498            $104
                                                                =============   =============

   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The Hondo Company owns approximately 75% of Hondo Oil's common stock. Lonrho Plc, a publicly-traded English company, owns 75% of The Hondo Company. Lonrho Plc increased its ownership of The Hondo Company from 50% to 75% on January 5, 1996 and has options to acquire the remaining 25% over the next three years.

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There have not been any significant devel-opments or changes in contingent liabilities and commitments since September 30, 1995, including the contingency described in Note 7.

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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies (continued)
       ------------------------------------------------------

       (c)    Income Taxes (continued)
              ------------------------
       The Company provides for income taxes in interim periods based on estimated annual effective rates. The Company records current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. The Company has investment tax credit carryforwards of $1,299 which are accounted for by the flow-through method.


   2)  Properties
       ----------

       Properties, at cost, consist of the following:

                                                  March 31      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Drilling in progress (Colombia) (a)           $13,720         $11,775
       Pipelines in progress (Colombia)                5,168             873
       Other fixed assets                                326             279
       Accumulated depreciation                         (170)           (150)
                                                -------------   -------------
                                                     $19,044         $12,777
                                                =============   =============

       (a) As of March 31, 1996, drilling in progress represents the Company's investment in oil and gas properties in Colombia. This investment will be classified as a proved oil and gas property when transportation and marketing arrangements are concluded.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                       (All Dollar Amounts in Thousands)


   3)  Accrued Expenses
       ----------------

       Accrued expenses consist of the following:

                                                  March 31      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Refining and marketing costs (Note 7)          $2,048          $2,114
       City of Long Beach                              1,533              --
       Drilling costs (Colombia)                          94             190
       Other                                             191             401
                                                -------------   -------------
                                                      $3,866          $2,705
                                                =============   =============


   4)  Funding Agreement
       -----------------

       Effective July 26, 1995, the Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), Amoco Colombia Petroleum Company ("Amoco Colombia"), and Opon Development Company entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area, for an approved geological and geophysical work program, and for related overheads. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed by Amoco Colombia from prior to the date of first production until 365 days thereafter, along with an equity premium computed using a 22% annualized interest rate. The equity premium is computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and related condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

       Equity premiums of $411 and $57 related to the financed pipeline costs have been capitalized for the six months ended March 31, 1996 and the year ended September 30, 1995, respectively.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                       (All Dollar Amounts in Thousands)


   4)  Funding Agreement (continued)
       -----------------------------

       The Funding Agreement liability consists of the following:

                                                  March 31      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Outstanding principal                          $8,499          $1,071
       Equity Premiums                                   612              77
                                                -------------   -------------
                                                      $9,111          $1,148
                                                =============   =============


   5)  Other Liabilities
       -----------------

       In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,367 for the six-month period ended September 30, 1995 was paid by the issuance of 121,372 shares of the Company's common stock on October 1, 1995. Accrued interest of $2,375 for the six-month period ended March 31, 1996 was paid by the issuance of 197,944 shares of the Company's common stock on April 1, 1996.

       Other liabilities consist of the following:

                                                  March 31      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Interest payable to Lonrho Plc                 $2,375          $2,367
       City of Long Beach                                 --           1,533
       Deferred compensation contracts                   671             671
       Accrued pipeline and seismic costs                423              --
       Other                                             535             535
                                                -------------   -------------
                                                      $4,004          $5,106
                                                =============   =============


   6)  Cash Flow Information
       ---------------------

       Cash interest expense paid, all of which arises from discontinued operations, was $119 and $127 for the six months ended March 31, 1996 and 1995, respectively.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                       (All Dollar Amounts in Thousands)


   7)  Discontinued Operations
       -----------------------

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

       Operating losses of discontinued operations for the quarters ended March 31, 1996 and 1995 were $114 and $94, respectively. Corresponding amounts for the six-month periods were $229 and $208, respectively, and were charged against loss provisions established in earlier periods. The Company recorded a loss provision of $300 for discontinued operations for the quarter ended March 31, 1995. No other loss provisions were recorded in the subject periods.

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

       The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the six months ended March 31, 1996 are as follows:

       Balance as of September 30, 1995               $2,978
         Valuation provisions recorded                    --
         Valuation provisions used                       229
                                                -------------
       Balance at March 31, 1996 (unaudited)          $3,207
                                                =============

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating losses from discontinued operations for the quarters ended March 31, 1996 and 1995 include interest expense of $65 and $68, respectively. Corresponding amounts for the six-month periods ended March 31, 1996 and 1995 were $131 and $137, respectively.

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

        As reported in the Company's 1995 Annual Report on Form 10-K, the Opon Contract provides for the reduction of the Opon Contract area by 50% at the end of the exploration period, September 30, 1995. Two more acreage relinquishments are scheduled at the end of two successive two-year periods. A proposal relinquishing 50% of the area was accepted by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company. Management believes that this reduction did not cause the loss of significant exploration opportunities. Additional seismic assessment of the Opon Contract area and the drilling of additional wells will be necessary to evaluate the effects of further acreage reductions.

        As reported in the Company's 1995 Annual Report on Form 10-K, in July 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") for the construction of a pipeline and wellhead facilities and the sale of natural gas from the Opon Contract area. Also as reported in the Company's 1995 Annual Report on Form 10-K, the Colombian government formed the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy, in 1995. CREG adopted new regulations dealing with pricing and transportation of natural gas. These regulations set a ceiling price for natural gas and a maximum rate of return of 12.0% (after Colombian taxes, except for a 14% Remittance Tax on foreign exchange returned to the United States) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas; therefore, processing costs cannot be passed on to the buyer as contemplated in the MOU. Ecopetrol has expressed an unwillingness to provide the terms outlined in the MOU related to the buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff due to these new regulations.

        The parties to the MOU are now negotiating four fully-drawn contracts for sale of natural gas, sale of liquid hydrocarbons, processing of natural gas, and transportation through the planned pipeline to Barrancabermeja. The parties are seeking, through the terms of the new contracts, to achieve an arrangement that is an economic equivalent to the terms of the MOU within the constraints of the new CREG regulations. The natural gas sales and liquids sales contracts are nearly complete. None of the contracts will become effective until all four are completed and signed as they are interdependent. There can be no assurance that the contracts will be completed to fulfill the original intentions of the parties to the MOU.

        Preliminary work for the pipeline began in late 1994. Amoco Colombia is continuing with activities related to the construction of the pipeline. Amoco Colombia is prepared to award a contract for the construction of the pipeline, but has not done so as of this date. Completion of construction of the pipeline is forecast in the fourth quarter of calendar 1996. Completion of Ecopetrol's improvements to the El Centro gas processing plant may delay commencement of production.

        Ecopetrol has the right to acquire a 50% interest in a commercial field after commerciality is declared and will reimburse the associate parties for 50% of the direct exploration costs out of Ecopetrol's share of production. In response to an application for commerciality, on May 14, 1996, Amoco Colombia received approval from Ecopetrol of a commercial field of 2,500 acres that includes the Opon No. 3 and No. 4 wells. The commercial field is substantially smaller than that requested in the application. The commercial field may be enlarged by future drilling and/or additional technical information, and additional fields may be established. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field, or establish new fields, until the new fields are proven successful and declared commercial. However, Ecopetrol will participate in further development costs of the existing commercial field. As described above and in the Company's 1995 Annual Report on Form 10-K, Ecopetrol agreed in the MOU to reimburse in cash certain costs related to the construction of the pipeline and wellhead facilities.

        The Opon No. 6 well has been proposed by Amoco Colombia as the next well on the Opon Contract area. This well to the La Paz formation will be located to the north of Opon Nos. 3 and 4 wells and is intended to confirm the existence of the natural gas reservoir in this area. The Opon No. 6 well will be located outside the commercial area described above. Amoco Colombia has also proposed an exploratory oil well in the southern portion of the contract area. Commencement of this well is contingent upon analysis of seismic information recently acquired over the subject area.

        Amoco Colombia submitted a budget to Hondo Magdalena and ODC for calendar 1996 on April 10, 1996. In addition to continuation of the seismic data acquisition program and pipeline and wellhead facility construction programs begun in 1995, the new budget calls for drilling of the Opon No. 6 well, to begin in the third quarter of 1996 and, possibly, drilling of an oil exploratory well to begin in the fourth quarter of 1996, contingent upon review of newly-acquired seismic data. Disputes over the amount of overhead and the allocation of overhead to individual projects have arisen and have not been unresolved at this time.

        The results of the Opon No. 3 and Opon No. 4 wells have confirmed the existence of a significant natural gas field in the Opon Contract area. The Company must resolve the issues related to bringing the discovered gas to market.


        Corporate Activities
        --------------------
        The Company relocated its principal offices to Houston, Texas during March 1996 to facilitate its relationships with Amoco Colombia, the international oil and gas community in general, and travel to Colombia.

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


        RESULTS OF OPERATIONS


        Quarters ended March 31, 1996 and 1995
        --------------------------------------
        Results of continuing operations for the quarter ended March 31, 1996 amounted to a net loss of $3.2 million, or 23 cents per share. The Company reported a net loss from continuing operations of $1.6 million, or 13 cents per share, for the quarter ended March 31, 1995. Results for the quarter ended March 31, 1995 also included a discontinued loss provision of $0.3 million, or 2 cents per share.

        The losses for the quarters ended March 31, 1996 and 1995 include $1.7 million and $1.5 million, respectively, for corporate general and administrative expense and corporate interest expense. The loss for the current period also includes the Company's share of operating, general and administrative and exploration expenses of $0.1 million, $0.5 million and $0.8 million, respectively, related to the Opon Contract. Similar expenses in the quarter ended March 31, 1995 were borne by Amoco Colombia in accordance with the terms of the August 1993 Farmout Agreement.


        Six months ended March 31, 1996 and 1995
        ----------------------------------------
        Results of continuing operations for the six months ended March 31, 1996 amounted to a net loss of $6.8 million, or 50 cents per share. The Company reported a net loss from continuing operations of $3.2 million, or 25 cents per share, for the six months ended March 31, 1995. Results for the six months ended March 31, 1995 also included a discontinued loss provision of $0.3 million, or 2 cents per share.

        The losses for the six months ended March 31, 1996 and 1995 include $3.3 million and $3.1 million, respectively, for corporate general and administrative expense and corporate interest expense. The loss for the current six-month period also includes the Company's share of operating, general and administrative and exploration expenses of $0.1 million, $1.8 million and $1.7 million, respectively, related to the Opon Contract. Similar expenses for the six months ended March 31, 1995 were borne by Amoco Colombia in accordance with the terms of the August 1993 Farmout Agreement.

        Management expects losses from continuing operations to continue until revenue generation in Colombia commences, which is expected to occur no earlier than the spring of 1997.


        LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended March 31, 1996 cash inflows of $1.0 million and $0.2 million arose from borrowings from Lonrho Plc under existing loan agreements and the issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $1.4 million and $0.3 million to finance continuing and discontinued operations, respectively, and made scheduled debt repayments of $0.2 million. In addition, the Company contributed $0.6 million towards its share of costs incurred in Colombia during the six month period. At March 31, 1996, the Company had cash balances of $0.5 million.

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

        In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and future interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan was used in April 1995 to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the Opon No. 4 well and to finance other business activities. As of March 31, 1996, $0.8 million of the facility loan is available for future draws.

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

        In May 1996, the Company obtained a verbal commitment from Lonrho Plc for an additional facility loan of $13.5 million. The terms of this new loan are being negotiated.

        Based upon the Company's present projections and other available information, management believes existing cash, available facilities including Lonrho's May 1996 commitment, and the Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, the seismic data acquisition program, wells to be drilled in 1996, overhead obligations unrelated to capital projects and other business activities) through December 1996. However, management believes the Company will need additional cash to complete drilling of the wells that have been proposed and scheduled to begin in 1996 and to participate in the continued development of the Opon project beyond 1996. If the Company becomes obligated for the drilling of additional wells beyond those planned for 1996, or other capital projects, the Company has the option not to participate in some or all of the capital projects. In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

        Cash from operations is not expected to be a source of funds until the Opon Project begins commercial production. Management has continued discussions with financial institutions regarding financing of the Company's future obligations for the Opon project. Management presently believes that permanent financing may not be forthcoming until the economic uncertainties surrounding the Company's ability to bring natural gas to market are resolved. While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.

                                        PART II


        Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index below.

          (b) One report on Form 8-K was filed during the quarter ended March 31, 1996:

             1) Form 8-K filed January 18, 1996 reported a change in control of the Company from The Hondo Company to Lonrho Plc.


                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)



        Date:  May 15, 1996                  /s/ Stanton J. Urquhart
               _________________             _______________________
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller


        The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.



                                     EXHIBIT INDEX

            Exhibit
            Number                Subject
            _______               __________________________________


             27                   Financial Data Schedule