Form 10-Q
period 1996-06-30
HONDO OIL & GAS CO
filed 1996-08-14
CIK 76696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


       (Mark One)

             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 1996

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


   The registrant has one class of common stock outstanding. As of August 9, 1996, 13,776,194 shares of registrant's $1 par value common stock were outstanding.

                            HONDO OIL & GAS COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996


                                                                        PAGE
                                                                        ----

   PART I - FINANCIAL INFORMATION


     ITEM 1   Financial Statements

              Consolidated Balance Sheets as of
                June 30, 1996 and September 30, 1995                       3

              Consolidated Statements of Operations for the
                three months ended June 30, 1996 and 1995                  4

              Consolidated Statements of Operations for the
                nine months ended June 30, 1996 and 1995                   5

              Consolidated Statements of Cash Flows for the
                nine months ended June 30, 1996 and 1995                   6

              Notes to Consolidated Financial Statements                   7


     ITEM 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13



   PART II - OTHER INFORMATION


     ITEM 6   Exhibits and Reports on Form 8-K                            20


   SIGNATURES                                                             20

                                     PART I
   Item 1     FINANCIAL STATEMENTS

                            HONDO OIL & GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Share Information)


                                                  June 30,      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)
   ASSETS
   Current assets:
     Cash and cash equivalents                          $393          $1,771
     Accounts receivable (Note 2)                      3,338             440
     Prepaid expenses and other                           89               7
                                                -------------   -------------
       Total current assets                            3,820           2,218

   Properties, net (Note 3)                           18,784          12,777
   Net assets of discontinued
     operations (Note 8)                               3,072           2,978
   Other assets                                          330             425
                                                -------------   -------------
                                                     $26,006         $18,398
                                                =============   =============

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
     Accounts payable                                 $2,084            $355
     Current portion of long-term debt                   250             235
     Accrued expenses and other (Note 4)               4,079           2,705
                                                -------------   -------------
       Total current liabilities                       6,413           3,295

   Long-term debt, including $79,609 and
     $78,284, respectively, payable to a
     related party                                    83,313          82,213
   Funding Agreement (Note 5)                         11,013           1,148
   Other liabilities, including $1,200 and
     $2,367, respectively, payable to a
     related party (Note 6)                            2,661           5,106
                                                -------------   -------------
                                                     103,400          91,762
   Shareholders' equity (deficit):
     Common stock, $1 par value, 30,000,000
       shares authorized; shares issued and
       outstanding: 13,776,194 and
       13,423,378, respectively                       13,776          13,423
     Additional paid-in capital                       53,581          48,804
     Accumulated deficit                            (144,751)       (135,591)
                                                -------------   -------------
                                                     (77,394)        (73,364)
                                                -------------   -------------
                                                     $26,006         $18,398
                                                =============   =============





   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the three months ended
                                                           June 30,
                                                -----------------------------
                                                    1996            1995
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $1              $2
   Other income                                            5               2
                                                -------------   -------------
                                                           6               4
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs (recoveries)                           74              (4)
   Depreciation and amortization                          40              42
   General and administrative                            863             375
   Exploration costs                                      43              --
   Interest on indebtedness including
     $1,200 and $1,179, respectively,
     to a related party                                1,304           1,179
                                                -------------   -------------
                                                       2,324           1,592
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (2,318)         (1,588)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (2,318)         (1,588)

   Loss from discontinued operations (Note 8)             --              --
                                                -------------   -------------
   Net Loss                                          ($2,318)        ($1,588)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.17)         ($0.12)
     Discontinued operations                              --              --
                                                -------------   -------------
     Loss per share                                   ($0.17)         ($0.12)
                                                =============   =============

   Weighted average common shares outstanding     13,776,194      13,229,256














   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (In Thousands Except Share and Per Share Data)


                                                  For the nine months ended
                                                          June 30,
                                                -----------------------------
                                                    1996            1995
                                                -------------   -------------

   REVENUES
   Sales and operating revenue                            $2              $6
   Other income                                           98               8
                                                -------------   -------------
                                                         100              14
                                                -------------   -------------

   COSTS AND EXPENSES
   Operating costs                                       163               2
   Depreciation and amortization                         116             125
   General and administrative                          3,539           1,176
   Exploration costs                                   1,760              --
   Interest on indebtedness including
     $3,575 and $3,471, respectively,
     to a related party                                3,682           3,471
                                                -------------   -------------
                                                       9,260           4,774
                                                -------------   -------------
   Loss from continuing operations
     before income taxes                              (9,160)         (4,760)
   Income tax expense                                     --              --
                                                -------------   -------------
   Loss from continuing operations                    (9,160)         (4,760)

   Loss from discontinued operations (Note 8)             --            (300)
                                                -------------   -------------
   Net Loss                                          ($9,160)        ($5,060)
                                                =============   =============

   Loss per share:
     Continuing operations                            ($0.67)         ($0.37)
     Discontinued operations                              --           (0.02)
                                                -------------   -------------
     Loss per share                                   ($0.67)         ($0.39)
                                                =============   =============

   Weighted average common shares outstanding     13,638,231      13,102,936














   The accompanying notes are an integral part of these financial statements.

                                     HONDO OIL & GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         (In Thousands)


                                                                  For the nine months ended
                                                                          June 30,
                                                                -----------------------------
                                                                    1996            1995
                                                                -------------   -------------
   Cash flows from operating activities:
     Pretax loss from continuing operations                          ($9,160)        ($4,760)
     Adjustments to reconcile pretax loss from continuing
       operations to net cash used by continuing operations:
       Depreciation and amortization                                     116             125
       Interest capitalized                                             (150)             --
       Accrued interest added to long-term debt (Note 6)                  25           2,377
       Accrued interest paid with common stock (Note 6)                4,742           2,292
       Changes in operating assets and liabilities:
         Decrease (increase) in:
           Accounts receivable                                            18             200
           Prepaid expenses and other                                    (82)            (39)
           Other assets                                                   12            (209)
         Increase (decrease) in:
           Accounts payable                                              748             119
           Accrued expenses and other                                  1,779              45
           Funding Agreement (Note 5)                                  2,305              --
           Other liabilities                                          (2,186)         (1,590)
                                                                -------------   -------------
         Net cash used by continuing operations                       (1,833)         (1,440)
         Net cash used by discontinued operations                       (172)           (343)
                                                                -------------   -------------

         Net cash used by operating activities                        (2,005)         (1,783)
                                                                -------------   -------------

   Cash flows from investing activities:
     Proceeds from sale of assets                                          1           4,804
     Capital expenditures                                               (715)         (2,021)
                                                                -------------   -------------
         Net cash provided (used) by investing activities               (714)          2,783
                                                                -------------   -------------

   Cash flows from financing activities:
     Proceeds from long-term borrowings                                1,325           3,175
     Principal payments on long-term debt                               (235)         (5,220)
     Issuance of common stock                                            251              59
                                                                -------------   -------------
         Net cash provided (used) by financing activities              1,341          (1,986)
                                                                -------------   -------------

   Net decrease in cash and cash equivalents                          (1,378)           (986)

   Cash and cash equivalents at the beginning of the period            1,771           1,141
                                                                -------------   -------------
   Cash and cash equivalents at the end of the period                   $393            $155
                                                                =============   =============

   The accompanying notes are an integral part of these financial statements.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                       (All Dollar Amounts in Thousands)


   1)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)    Basis of Consolidation and Presentation
              ---------------------------------------

       The consolidated financial statements of Hondo Oil & Gas Company (hereinafter referred to as "Hondo Oil" or "the Company") include the accounts of all subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The Hondo Company owns approximately 73% of Hondo Oil's common stock. Lonrho Plc, a publicly-traded English company, owns 75% of The Hondo Company. Lonrho Plc increased its ownership of The Hondo Company from 50% to 75% on January 5, 1996 and has options to acquire the remaining 25% over the next three years.

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There have not been any significant developments or changes in contingent liabilities and commitments since September 30, 1995, other than the contingency described in
       Note 8.

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

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

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


   2)  Accounts Receivable
       -------------------

       As more fully described in the Company's 1995 Annual Report on Form 10-K (the "Form 10-K"), the Colombian national oil company, Ecopetrol, is obligated to pay for 50% of direct exploration costs to date when commerciality is declared. This obligation is recoverable from Ecopetrol's share of production. As further described in the Form 10-K, Ecopetrol agreed to pay cash for its share of certain costs of constructing a pipeline and wellsite facilities when commerciality was declared.

       An application for commerciality was approved on May 8, 1996. The Company has recorded a receivable of $2,916 for its share of the estimated cash recovery from Ecopetrol. The Company estimates that it will recover an additional $1,300 in revenue when production commences (currently expected in the first half of 1997).


   3)  Properties
       ----------

       Properties, at cost, consist of the following:

                                                  June 30,      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Drilling in progress (Colombia) (a)           $15,137         $11,775
       Pipelines in progress (Colombia)                3,486             873
       Other fixed assets                                333             279
       Accumulated depreciation                         (172)           (150)
                                                -------------   -------------
                                                     $18,784         $12,777
                                                =============   =============

       (a) As of June 30, 1996, drilling in progress represents the Company's investment in oil and gas properties in Colombia. This investment will be classified as a proved oil and gas property when transportation and marketing arrangements are concluded.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                       (All Dollar Amounts in Thousands)


   4)  Accrued Expenses
       ----------------

       Accrued expenses consist of the following:

                                                  June 30,      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Refining and marketing costs (Note 8)          $2,036          $2,114
       City of Long Beach (Note 6)                     1,533              --
       Drilling costs (Colombia)                         319             190
       Other                                             191             401
                                                -------------   -------------
                                                      $4,079          $2,705
                                                =============   =============


   5)  Funding Agreement
       -----------------

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

       The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums of $781 and $57 related to the financed pipeline costs have been capitalized for the nine months ended June 30, 1996 and the year ended September 30, 1995, respectively. The remainder of the equity premiums accrued to date, relating to financed geological and geophysical work and overheads, have been expensed.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                       (All Dollar Amounts in Thousands)


   5)  Funding Agreement (continued)
       -----------------------------

       The Funding Agreement liability consists of the following:

                                                  June 30,      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Outstanding principal                          $9,896          $1,071
       Equity Premiums                                 1,117              77
                                                -------------   -------------
                                                     $11,013          $1,148
                                                =============   =============


   6)  Other Liabilities
       -----------------

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

       Other liabilities consist of the following:

                                                  June 30,      September 30,
                                                    1996            1995
                                                -------------   -------------
                                                 (Unaudited)

       Interest payable to Lonrho Plc                 $1,200          $2,367
       City of Long Beach (Note 4)                        --           1,533
       Deferred compensation contracts                   671             671
       Accrued pipeline and seismic costs                640              --
       Other                                             150             535
                                                -------------   -------------
                                                      $2,661          $5,106
                                                =============   =============

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                       (All Dollar Amounts in Thousands)


   7)  Cash Flow Information
       ---------------------

       Cash interest expense paid, all of which arises from discontinued operations, was $196 and $210 for the nine months ended June 30, 1996 and 1995, respectively.

       Advances under the Funding Agreement for the nine months ended June 30, 1996 and 1995 have amounted $9,896 and $541, respectively. Of these amounts, $6,520 and $541 have been capitalized for the respective periods and $2,305 has been expensed for the nine months ended June 30, 1996.


   8)  Discontinued Operations
       -----------------------

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

       Operating income (losses) of discontinued operations for the quarters ended June 30, 1996 and 1995 were $135 and ($110), respectively. Corresponding amounts for the nine-month periods were ($94) and ($318), respectively, and were charged against loss provisions established in earlier periods. The Company recorded a loss provision of $300 for discontinued operations for the quarter ended March 31, 1995. No other loss provisions were recorded in the subject periods.

       In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by present Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional
       $650 was accrued in September 1995, primarily because of increases in estimated amounts of penalties and interest which will be due. The State of California issued a preliminary report in June 1996 which concludes taxes and penalties of $10,820 are due as a result of the audit. However, no final audit report or assessment has been issued and Fletcher and the Company do not believe the preliminary report is accurate. The buyer has notified the Company that it claims indemnity in this matter. The Company is providing its consultant to Fletcher to assist in disputing the preliminary report. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available. However, the State of California's audit is still in process and could result in a liability different from that accrued when concluded.

                            HONDO OIL & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                       (All Dollar Amounts in Thousands)


   8)  Discontinued Operations (continued)
       -----------------------------------

       The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the nine months ended June 30, 1996 are as follows:

       Balance as of September 30, 1995               $2,978
         Valuation provisions recorded                    --
         Valuation provisions used                        94
                                                -------------
       Balance at June 30, 1996 (Unaudited)           $3,072
                                                =============

       Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. The operating income (losses) from discontinued operations for the quarters ended June 30, 1996 and 1995 include interest expense of $65 and $68, respectively. Corresponding amounts for the nine-month periods ended June 30, 1996 and 1995 were $196 and $205, respectively.

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


        Opon Exploration
        ----------------
        Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement through which Amoco Colombia Petroleum Company ("Amoco Colombia") earned a 60% participating interest in the Opon Contract. To earn the interest, Amoco Colombia paid $3.0 million in cash in 1993 and paid all of the costs related to drilling the Opon No. 3 well in 1994. In addition, Amoco Colombia paid Hondo Magdalena $5.0 million in October 1994 and paid all but $2.0 million of Hondo Magdalena's costs for drilling the Opon No. 4 well in 1995. Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract (for other than the commercial area as discussed below)of approximately 60%, 31% and 9%, respectively. Amoco Colombia is the operator.

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

        As reported in the Company's 1995 Annual Report on Form 10-K, the Opon Contract provides for the reduction of the Opon Contract area by 50% at the end of the exploration period, September 30, 1995. Two more acreage relinquishments are scheduled on September 30, 1997 and 1999. A proposal relinquishing 50% of the area was accepted by Empresa Colombiana de Petroleos ("Ecopetrol"), the Colombian national oil company. The Opon Contract area now covers 25,021.5 hectares (61,828 acres). Management believes that the first relinquishment did not cause the loss of significant exploration opportunities. Additional seismic assessment of the Opon Contract area and the drilling of additional wells will be necessary to evaluate the effects of further acreage reductions.

        As reported in the Company's 1995 Annual Report on Form 10-K, in July 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") for the construction of a pipeline and wellhead facilities and the sale of natural gas from the Opon Contract area. Also as reported in the Company's 1995 Annual Report on Form 10-K, the Colombian government formed the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy, in 1995. CREG adopted new regulations dealing with pricing and transportation of natural gas. These regulations set a ceiling price for natural gas and a maximum rate of return of 12.0% (after Colombian taxes, except for a 14% Remittance Tax on foreign exchange returned to the United States) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas; therefore, processing costs cannot be passed on to the buyer as contemplated in the MOU. Ecopetrol was unwilling to provide the terms outlined in the MOU related to the buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff because of these new regulations.

        The parties to the MOU are continuing to negotiate four contracts for sale of natural gas, sale of liquid hydrocarbons, processing of natural gas, and transportation through the planned pipeline to Barrancabermeja. Management believes that the new contracts will achieve an arrangement that is an economic equivalent to the terms of the MOU and comply with the new CREG regulations. Three contracts, covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream are complete and have been signed by all parties. These provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.20 per million British Thermal Units);
        (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.20 per thousand cubic feet of gas. The fourth contract, regarding transportation, has not been completed. Remaining to be resolved is which party will be operator of the pipeline. The three executed contracts will not become effective until the fourth is completed and signed.

        As reported in the Company's 1995 Annual Report on Form 10-K, Ecopetrol acquires a 50% interest in any commercial field after commerciality is declared and reimburses the associate parties for 50% of the direct exploration costs out of Ecopetrol's share of production. On May 8, 1996, Ecopetrol approved a commercial field of 2,500 acres that includes the Opon No. 3 and No. 4 wells. Ecopetrol, Amoco Colombia, Hondo Magdalena and ODC have interests in the commercial area of approximately 50%, 30%,15% and 5%, respectively. The commercial field is substantially smaller than that requested by Amoco Colombia. The commercial field may be enlarged by future drilling and/or additional technical information, and additional fields may be established. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field, or establish new fields, until the new fields are proven successful and declared commercial. However, Ecopetrol will participate in further development costs of the existing commercial field. As described above and in the Company's 1995 Annual Report on Form 10-K, Ecopetrol agreed in the MOU to reimburse in cash certain costs related to the construction of the pipeline and wellhead facilities.

        Preliminary work for the pipeline began in late 1994. Engineering design is complete and construction is now under way. Amoco Colombia awarded the contract for the construction of the pipeline on July 10, 1996. Construction of the pipeline will require approximately five months. However, completion of Ecopetrol's improvements to the El Centro gas processing plant may delay commencement of full production until the first half of calendar 1997.

        The Opon No. 6 well will be the next well on the Opon Contract area and is expected to commence October 1, 1996. This La Paz formation well will be located to the north of Opon Nos. 3 and 4 wells, outside the commercial area described above, and is intended to confirm the existence of the natural gas reservoir in this area. If the Opon No. 6 well is successful, the well following the Opon No. 6 well is planned to confirm the existence of the La Paz reservoir, and possibly commercial quantities of oil, to the south of Opon Nos. 3 and 4 wells. The location of this well and future wells will depend upon further analysis of seismic information recently acquired over the subject area. If the Opon No. 6 well is not successful, the next well is expected to be the Opon No. 5 well, located within the commercial area, to support sales commitments.

        Amoco Colombia submitted a budget to Hondo Magdalena and ODC for calendar 1996 on April 10, 1996. Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. As of this date, no final budget has been approved for the current period. Hondo Magdalena and ODC have each proposed compromise solutions to the disputes over the amount of overhead and the allocation of overhead to individual projects, but Amoco Colombia has not responded to these proposals. Therefore, the disputes have not been resolved at this time.

        The results of the Opon No. 3 and Opon No. 4 wells have confirmed the existence of a significant natural gas field in the Opon Contract area. The steps necessary to bring the discovered gas to market are progressing. Amoco Colombia is negotiating a contract for the sale of up to 60 million cubic feet of natural gas per day that will be used as fuel to generate electricity in a power generation plant to be built near the Opon field.

        Corporate Activities
        --------------------
        The Company relocated its principal offices to Houston, Texas during March 1996 to facilitate its relationships with Amoco Colombia, the international oil and gas community in general, and travel to Colombia.

        As reported in the Company's Current Report on Form 8-K dated January 18, 1996, and Proxy Statement dated January 29, 1996, Lonrho Plc, together with certain of its subsidiaries completed a transaction on January 5, 1996, through which Lonrho Plc and those subsidiaries now control The Hondo Company, which, in turn, owns approximately 72.3% of the issued and outstanding common stock of and controls the Company. Prior to the transaction, control of the Company was effectively shared by a Lonrho subsidiary with Robert O. Anderson and his sons.

        In July 1996, the board of directors accepted, with deep regret, the resignation of Robert O. Anderson for reasons of health. Mr. Anderson, 79, had been chairman of the board of the Company since 1988 and served as president and chief executive officer of the Company from 1988 to 1993. He will hold the honorary title of Chairman Emeritus.


        Discontinued Operations
        -----------------------
        Two of the Company's former business segments, refining and marketing operations and real estate operations were discontinued in 1991.

        In October 1995, the Company requested changes to an approved remediation plan for the Newhall refinery site in Santa Clarita, California. The staff of the Regional Water Quality Control Board, has indicated that it will not recommend approval of those changes. The Company plans to proceed with the standards of the original plan and has requested bids from contractors to remove contaminated soil from approximately 35 acres of the 105 acre tract.

        An option to a developer on the Company's 11-acre Via Verde tract in eastern Los Angeles county will expire on August 18, 1996 and management does not expect it to be renewed. Management has discussed a potential sale of the property to another interested party.

        As reported in the Company's 1995 Annual Report on Form 10-K, in the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. The Company has accrued a contingent liability of $2.1 million related to an audit of California Motor Vehicle Fuels Taxes. Recently, the auditor completed his work and supplied to Fletcher Oil and Refining Company his preliminary report. The report indicates a tax liability, with penalties and interest, of $10.8 million; however, no final audit report or assessment has been issued and Fletcher and the Company do not believe the preliminary report is accurate. The buyer has notified the Company that it claims indemnity in this matter. The Company is providing its consultant to Fletcher to assist in disputing the preliminary report. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available. However, the State of California's audit is still in process and could result in a liability different from that accrued when concluded.


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


        RESULTS OF OPERATIONS


        Quarters ended June 30, 1996 and 1995
        --------------------------------------
        Results of continuing operations for the quarter ended June 30, 1996 amounted to a net loss of $2.3 million, or 17 cents per share. The Company reported a net loss from continuing operations of $1.6 million, or 12 cents per share, for the quarter ended June 30, 1995. No losses from discontinued operations were reported in the subject periods.

        The losses for the quarters ended June 30, 1996 and 1995 include $1.6 million and $1.5 million, respectively, for corporate general and administrative expense and corporate interest expense. The loss for the current period also includes the Company's share of operating, general and administrative and exploration expenses of $0.1 million, $0.4 million and $0.1 million, respectively, related to the Opon Contract. Similar expenses in the quarter ended June 30, 1995 were borne by Amoco Colombia in accordance with the terms of the August 1993 Farmout Agreement.


        Nine months ended June 30, 1996 and 1995
        ----------------------------------------
        Results of continuing operations for the nine months ended June 30, 1996 amounted to a net loss of $9.2 million, or 67 cents per share. The Company reported a net loss from continuing operations of $4.8 million, or 37 cents per share, for the nine months ended June 30, 1995. Results for the nine months ended June 30, 1995 also included a discontinued loss provision of $0.3 million, or 2 cents per share.

        The losses for the nine months ended June 30, 1996 and 1995 include $4.9 million and $4.5 million, respectively, for corporate general and administrative expense and corporate interest expense. The loss for the current nine-month period also includes the Company's share of operating, general and administrative and exploration expenses of $0.2 million, $2.2 million and $1.8 million, respectively, related to the Opon Contract. Similar expenses for the nine months ended June 30, 1995 were borne by Amoco Colombia in accordance with the terms of the August 1993 Farmout Agreement.

        Management expects losses from continuing operations to continue until revenue generation in Colombia commences, which is expected to occur no earlier than the first half of calendar 1997.


        LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended June 30, 1996 cash inflows of $1.3 million and $0.2 million arose from borrowings from Lonrho Plc under existing loan agreements and the issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $1.8 million and $0.2 million to finance continuing and discontinued operations, respectively, and made scheduled debt repayments of $0.2 million. In addition, the Company contributed $0.7 million towards its share of costs incurred in Colombia during the nine month period. At June 30, 1996, the Company had cash balances of $0.4 million.

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

        In October 1994, the Company received $4.8 million, net of withholding taxes, from Amoco Colombia in accordance with the Farmout Agreement. Also in October 1994, the Company paid $5.0 million to Lonrho Plc to reduce the balance of outstanding loans from Lonrho Plc, and future interest expense. At the same time, Lonrho Plc made available $5.0 million in the form of a facility loan that may be drawn as needed by the Company. This facility loan was used in April 1995 to fund Hondo Magdalena's $2.0 million contribution to the costs of drilling the Opon No. 4 well and to finance other business activities. As of June 30, 1996, $0.5 million of the facility loan is available for future draws.

        In December 1995, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc was extended from not earlier than October 1, 1996 to not earlier than October 1, 1997. Lonrho Plc transferred all of its interest in debts of the Company to its wholly-owned subsidiary, Thamesedge, Ltd. by an assignment dated March 29, 1996.

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

        The Company has obtained an additional facility loan of $13.5 million in a Revolving Credit Agreement dated as of June 28, 1996, between the Company and Thamesedge, Ltd. The facility is to be used for Hondo Magdalena's requirements for the Opon project and for general corporate expenses. The interest rate is 13%, due October 1, 1996 and April 1, 1997; as provided in other debts to Thamesedge and described above, the Company may make payment of interest in shares of its common stock. The loan matures on June 30, 1997.

        Lonrho Plc has recently announced that it intends to make major corporate changes in the near future. These include selling hotel interests to the public and dividing the remaining assets into separate companies for mining and non-mining assets. These changes, if and when effected, may change the relationships the Company has with its controlling shareholder and principal lender. Management cannot predict what such changes, if any, will be.

        Based upon the Company's present projections and other available information, management believes existing cash, available facilities, and the Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, wells to be drilled in calendar 1996, overhead obligations unrelated to capital projects and other business activities) through December 1996. Management has not yet received a proposed budget for operations at the Opon project in calendar 1997. However, management believes the Company will need additional cash to participate in the continued development of the Opon project beyond calendar 1996. If the Company becomes obligated for the drilling of additional wells, or other capital projects that it cannot fund, the Company has the option not to participate in some or all of the capital projects. In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

        Cash from operations is not expected to be a source of funds until the Opon project begins commercial production. Management has continued discussions with financial institutions regarding financing of the Company's future obligations for the Opon project. Management presently believes that permanent financing may not be forthcoming until the contingencies regarding the Company's ability to bring natural gas to market are resolved. While the Company will continue to seek permanent financing, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.


                                        PART II


        Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index on page 21.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                       SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)



        Date:  August 14, 1996               /s/ Stanton J. Urquhart
               _______________               _______________________
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller


        The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.

                                     EXHIBIT INDEX

            Exhibit
            Number                           Subject
            _______               __________________________________

             10.1 Revolving Credit Agreement dated as of June 28, 1996 between the Company and Thamesedge, Ltd., excluding exhibits and schedules.

             10.2                 Note dated June 28, 1996, for $13,500,000
                                  from the Company to Thamesedge, Ltd.
                                  delivered pursuant to the Revolving Credit
                                  Agreement (Exhibit 10.1, above).

             10.3 Guaranty dated as of June 28, 1996 of Hondo Magdalena Oil & Gas Limited guaranteeing the obligations of the Company under the Revolving Credit Agreement (Exhibit 10.1, above).

             27                   Financial Data Schedule