Form 10-K
period 1996-09-30
HONDO OIL & GAS CO
filed 1996-12-30
CIK 76696

                                      FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: September 30, 1996

                                         OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from:       to:


                           Commission file number:  1-8979


                               HONDO OIL & GAS COMPANY
               (Exact name of registrant as specified in its charter)


                            Delaware                    95-1998768
                  (State or other jurisdiction       (I.R.S. Employer
               of incorporation or organization)      Identification
                                                         Number)


         10375 Richmond Avenue, Suite 900, Houston, TX    77042
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 6, 1996 based on the closing price on the American Stock Exchange of such stock on such date was $37,971,277.

       Registrant's Common Stock outstanding at December 6, 1996 was 13,776,194 shares.

       DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the annual shareholders meeting are incorporated by reference into
       Part III.

                               HONDO OIL & GAS COMPANY

                         INDEX TO ANNUAL REPORT ON FORM 10-K


                     Caption                                             Page

       PART I

           Item  1.  Business .............................................4

           Item  2.  Properties ...........................................14

           Item  3.  Legal Proceedings ....................................16

           Item  4.  Submission of Matters to a Vote of Security
                      Holders .............................................16

       PART II

           Item  5.  Market for Registrant's Common Equity and
                      Related Stockholder Matters .........................17

           Item  6.  Selected Financial Data ..............................18

           Item  7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................20

           Item  8.  Financial Statements .................................31

           Item  9.  Changes In and Disagreements with Accountants
                      on Accounting and Financial Disclosure ..............60

       PART III

           Item 10.  Directors and Executive Officers of
                      the Registrant ......................................60

           Item 11.  Executive Compensation ...............................60

           Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management ...............................60

           Item 13.  Certain Relationships and Related Transactions .......60

       PART IV

           Item 14.  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K .................................60

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

       In December 1989, the Company permanently suspended operations at its wholly-owned subsidiary, Newhall Refining Co., Inc. ("Newhall refinery"). During 1991, Hondo Oil adopted plans of disposal for both its refining and marketing operations and its real estate operations (primarily the land underlying the Newhall refinery). The Company suspended operations at its Fletcher refinery in October 1992 and completed a sale of substantially all of the refining and marketing operations in October 1993.

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

       The Opon Contract provides for an exploration period of six years, which commenced in July 1988 and was extended through September 30, 1995. The Opon Contract required the associate parties (Amoco Colombia, Hondo Magdalena and ODC) to perform certain minimum work obligations each year of the exploration period. There are no minimum work obligations after the completion of the exploration period.

       At the end of the exploration period, the associate parties may seek to declare the field capable of producing hydrocarbons to be commercial (capable of repaying investment and expenses and returning a profit) by presenting an application to Ecopetrol. Ecopetrol has 90 days to respond to the associate parties' application. If Ecopetrol agrees, then the field is declared to be commercial and production may commence. Upon the designation of an area or field as commercial, Ecopetrol acquires a 50% interest in such area or field and will reimburse the associate parties for 50% of the direct exploration costs for each commercial discovery from its share of production. Thereafter, Ecopetrol will pay 50% of costs and will receive 50% of production. Revenue from the Opon Contract area is subject to a 20% royalty, which is paid to the Colombian government.

       The associate parties completed the minimum work obligations for each of the six years of the exploration period, which ended with completion of the Opon No. 4 well in September 1995. An application for commerciality was submitted by Amoco Colombia in February 1996. On May 8, 1996, Ecopetrol approved a commercial field of approximately 2,500 acres around the Opon No. 3 and No. 4 wells (described below). The interests in the commercial field are approximately: Ecopetrol, 50%, Amoco Colombia, 30%, Hondo Magdalena, 15.4%, and ODC, 4.6%. Amoco Colombia, Hondo Magdalena and ODC have interests in the remainder of the Opon Contract area of approximately 60%, 30.9% and 9.1%, respectively. The commercial field is substantially smaller than that requested by Amoco Colombia. The commercial field may be enlarged by future drilling and/or additional technical information. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field until the new areas are proven and declared commercial. Ecopetrol will participate in further development costs of the existing commercial field. As described below, Ecopetrol has agreed to reimburse in cash certain costs related to the construction of pipeline and wellhead facilities incurred before commerciality was declared.

       The Opon Contract provides that at the end of the exploration period, if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Opon Contract area will be reduced by 50%. Two years thereafter, the Opon Contract area will be further reduced to 25% of the original area. Two years thereafter, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.

       The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,828 acres). The Company believes that the first relinquishment did not cause the loss of significant exploration opportunities. Drilling of additional wells and further assessment of geological and geophysical information will be necessary to evaluate the effects of further acreage reductions.

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

       The Company has for the first time attributed proved reserves to the discovery described above. See Note 3 to the Consolidated Financial Statements in Item 8 and Supplementary Information About Oil and Gas Producing Activities and Reserves (Unaudited) following the Consolidated Financial Statements in Item 8. The rules concerning reporting of proved reserves require that the hydrocarbons be recoverable under existing economic and operating conditions. The quantum of proved reserves reported is limited to the volumes that the Company has reasonable certainty will be sold under existing and pending sales arrangements.

       The next well on the Opon Contract area, the Opon No. 6 well, commenced drilling on October 24, 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the presently designated commercial area. Hondo Magdalena will pay 30.9% of the costs of this well estimated at $23.7 million. This well is intended to confirm the existence of the La Paz reservoir in this area. Contingent upon the results of the Opon No. 6 well, the next well will be either
       (i) the Opon No. 14 well, located south of the commercial area, to confirm the existence of the La Paz reservoir in that area or (ii) the Opon No. 5 well, located within the commercial area to support sales commitments.

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

       Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of, oil and gas, including blowouts, cratering, and fires, each of which could result in damage to, or destruction of, the oil and gas wells, formations or production facilities or properties. In addition, there are greater than normal mechanical drilling risks at the Opon Contract area associated with high pressures in the La Paz and other formations. These pressures may: cause collapse of the well bore, impede the drill string while drilling, or cause difficulty in completing a well with casing and cement. These potential problems were substantially overcome in the drilling of the Opon No. 3 and No. 4 wells by the use of a top-drive drilling rig, heavy-weight drilling fluids and other technical drilling enhancements. The Opon No. 6 well is utilizing oil-based drilling mud in an attempt to further limit such problems.

       Production is subject to political risks inherent in all foreign operations, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, as well as, (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects, including those at the Opon Contract area. Security in the area has been improved and the associate parties have taken steps to enhance relations with the local population through a community relations program. The government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups. The associate parties will continue to cooperate with the government, and do not expect that future guerrilla activity will have a material impact on the exploration and development of the Opon Project. However, there can be no assurance that such activity will not occur or have such an impact and no opinion can be given on what steps the government may take in response to any such activity.

       Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In March 1996, the President of the United States announced that Colombia would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; U. S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

       The government of Colombia has established a natural gas policy and is pursuing a program to maximize the utilization of natural gas throughout the country, including the industrial cities of Medellin, Cali and Bogota, where developed markets and infrastructure do not currently exist. The Colombian government's policy on natural gas is intended to increase the consumption of natural gas in order to provide a more balanced use of energy resources. The policy includes the use of natural gas in place of higher cost electricity and in place of wood to reduce deforestation. The government intends to encourage the development of markets for natural gas and is pursuing the development of pipeline transportation systems for new markets. The proximity of the Opon Contract area to these potential gas markets will be an advantage for marketing the natural gas.

       Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") in July 1995 for the construction of a pipeline and wellhead facilities (which were not contemplated in the Opon Contract) and the sale of natural gas from the Opon Contract area. The MOU provided that the parties will construct a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The pipeline will have a capacity of 120 million cubic feet per day and is estimated to cost $40.6 million. Under the MOU, Hondo Magdalena, ODC and Amoco Colombia each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay cash for its share of pipeline costs incurred after July 1, 1995; the remainder of Ecopetrol's share of costs (those incurred prior to July 1, 1995) will be recovered out of production. The investment in pipeline costs will be recovered through a pipeline tariff. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee. The parties agreed in the MOU to negotiate contracts necessary to carry out the agreements made in the MOU. Ecopetrol agreed to fund 80% of its share of wellhead facilities (total estimated cost of $23.5 million) in cash with 20% to be recovered subsequently from production.

       After new regulations were adopted in late 1995 by the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy of the Colombian government, the parties began to renegotiate certain terms of the MOU. The regulations set a ceiling price for natural gas and a maximum rate of return of 12.0% (after Colombian taxes, except for a 14% Remittance Tax on foreign exchange returned to the United States) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas, thus processing costs cannot be passed on to the buyer as contemplated in the MOU. Ecopetrol was unwilling to provide the terms outlined in the MOU related to the buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff because of these new regulations.

       Three contracts, covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream are complete and have been signed by all parties. Management believes that the new contracts achieve an arrangement that is an economic equivalent to the terms of the MOU and comply with the new CREG regulations. The three contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.20 per million British Thermal Units); (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.20 per thousand cubic feet of gas. Amoco Colombia has received a letter from Ecopetrol dated December 16, 1996, stating that the three contracts previously signed are effective and enforceable without the need for the completion and signing of a fourth contract. Ecopetrol's letter confirmed that because the pipeline being built to transport gas is owned by the parties who own the gas, a transportation agreement will not be necessary. The Company had previously reported that a fourth contract, covering the transportation of the gas and liquids was required for all of the contracts to become effective.

       Preliminary work for the pipeline began in late 1994 and construction began in July 1996. Completion of the pipeline is estimated to occur in March 1997. Construction of wellsite facilities began in August 1996; completion is estimated to occur in March 1997. Ecopetrol has begun the improvements to the El Centro gas plant; completion is estimated to occur in the summer of 1997. Production will commence when all of these construction projects are completed, estimated in the summer of 1997. The estimates of the completion dates of the three projects are subject to delays due to weather, labor interruptions, guerrilla activity, unanticipated shortages of materials or equipment and other causes beyond the control of the associate parties.

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

       The Company owns in fee simple approximately 11 acres of undeveloped land located in eastern Los Angeles County. An option to a developer on the Company's Via Verde tract expired on August 18, 1996 and will be extended until December 1997 at an option price of $3.1 million. The renegotiated option agreement will allow the Company the right to be released from the current agreement should there be a potential sale of the parcel to a ready and willing buyer.

       Each of the above real properties is subject to a mortgage in favor of Lonrho Plc. See Note 5 to the Consolidated Financial Statements in Item 8.


       COMPETITIVE FACTORS

       Because of the sale of substantially all of the Company's domestic oil and gas properties in 1992 and the sale of substantially all of its discontinued refining and marketing assets in 1993, management believes that the only competition the Company currently faces domestically is from other parties offering undeveloped raw land for sale in Los Angeles County.

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


       OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

       Environmental matters

       The Company's operations are subject to certain federal, state and local laws, including those of Colombia, and regulations governing the management of hazardous materials, the discharge of pollutants into the environment and the handling and disposal of solid and hazardous waste.

       (1)  General

            Minor spillage or discharge of petroleum and related substances are a common occurrence at oil refineries and at oil and gas production and drilling facilities. Such spills and discharges could create liability under various federal, state and local environmental laws and regulations. As is the case with other companies engaged in oil and gas exploration, production and refining, the Company faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Company's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. However, future environmental related expenditures cannot be reasonably quantified in many circumstances due to the conjectural nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the number of other potentially responsible parties involved and changing environmental laws and interpretations. Management believes the reduced scope of the Company's operations following the sale of the Company's domestic oil and gas properties and the Fletcher refinery has significantly reduced the Company's potential exposure to environmental liability.

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

       Government Regulations and Legislative Proposals

       The Company is subject to governmental regulations which include various controls on the exploration for, production, sale, and transportation of crude oil and natural gas in Colombia. See International Operations above, particularly the description of regulations adopted by CREG. A number of foreign, federal and other legislative proposals, if enacted, may have adverse effects on companies in the petroleum industry, including the Company. These proposals involve, among other matters, the imposition of additional taxes, price controls, land use controls and other restrictive measures. The Company cannot determine to what extent future operations and earnings may be affected by new regulations or changes in current regulations.

       EMPLOYEES

       The Company employed 7 full-time personnel as of September 30, 1996.

       CAUTIONARY STATEMENTS

       The Company believes that this report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "may" and words of similar import, or statements of management's opinion. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

       Substantial Reliance On Single Investment. The Company's success currently is dependent on its investment in the Opon project in Colombia, South America. The Company has no operating assets which are presently generating cash to fund its operating and capital requirements. At September 30, 1996 the Company had a deficiency in net assets of $80.9 million. See Note 1 to the Consolidated Financial Statements in Item 8.

       Role Of Ecopetrol. Ecopetrol is a quasi-governmental corporate organization wholly-owned by the Colombian government. See International Operations, above. At present, the price of natural gas is set by law enacted by the legislature of Colombia in 1983. The regulated price of natural gas could be changed in the future by governmental action. The participation of Ecopetrol, a government-owned company, in the Opon project as a producer and as a purchaser, and the power of the government of Colombia to set the price of natural gas creates the potential for a conflict of interest in Ecopetrol and/or the government. If such a conflict of interest materializes, the economic value of the Company's interest in the Opon project could be diminished.

       Marketing Of Natural Gas. The Company must secure additional markets and sales contracts for natural gas in Colombia in order to increase production and cash flow from the Opon project. This will depend on the continued development of markets for, and an infrastructure for the delivery of natural gas in Colombia. Also, competition from other producers of natural gas may adversely affect the amount of the market for natural gas the Company may secure. See International Operations and Competitive Factors, above.

       Foreign Operations. Operations in Colombia are subject to the risks inherent in foreign operations. See International Operations, above.

       Risks Of Oil And Gas Exploration. Inherent to the oil and gas industry is the risk that future wells will not find hydrocarbons where existing wells and engineering and geological data indicate hydrocarbons should be found. Further, existing wells can deplete at rates faster than those anticipated, potentially causing revisions to reserve estimates and increasing costs due to replacement wells. Operations in the Opon project are also subject to operating risks associated with the exploration for, and production of oil and gas. See International Operations, above.

       Laws And Regulations. The Company may be adversely affected by new laws or regulations in the United States or Colombia affecting its operations and/or environmental compliance, or by existing laws and regulations. See Other Factors Affecting the Company's Business, above.

       Limited Capital. The Company has no source of current income from its operations. The Company's principal asset, its investment in the Opon project, does not currently provide any income and will require additional capital for exploitation. See Liquidity and Capital Resources in Item 7 and Note 1 to the Consolidated Financial Statements in Item 8.

       Losses From Operations. The Company experienced losses of $11,056,000, $11,906,000 and $12,657,000 for the years ended September 30, 1994, 1995 and 1996, respectively. As discussed above under Limited Capital, because the Company's principal asset does not currently provide any income and requires additional capital for exploitation, the Company anticipates continued losses through fiscal 1998. See Results of Operations in Item 7.

       Continuation Of American Stock Exchange Listing. Because of losses in prior years and negative shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. See Market for Registrant's Common Equity and Related Stockholder Matters in Item 5.

       Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

       (d)  Financial Information About Foreign Operations

       See Note 11 to the Consolidated Financial Statements in Item 8. The Company operates in one foreign location: Colombia, South America. See International Operations, above.


       Item 2.   PROPERTIES

       OIL AND GAS PROPERTIES

       The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Two wells drilled during 1994 and 1995 have confirmed the existence of a significant natural gas field. The following information should be read in conjunction with the description of the Opon Contract contained in International Operations in Item 1, particularly the descriptions of commerciality, acreage relinquishment, and the term of the Opon Contract.

       (1) For estimated net quantities of proved oil and gas reserves, results of operations from oil and gas producing activities and the standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities for the years ended September 30, 1996, 1995 and 1994, as applicable, see Supplementary Information about Oil and Gas Producing Activities and Reserves (Unaudited) following the Consolidated Financial Statements in Item 8.

       (2) The only estimates of total proved net oil and gas reserves filed with any federal agency during fiscal 1996 are those contained in this Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

       (3) No production income and cost per unit data for the years ended September 30, 1996, 1995 and 1994 exists and none will be reported until production in Colombia commences.

       (4) The Company had two (0.3 net) wells capable of production (located in Colombia) at September 30, 1996. An area of 2,500 acres (386 net acres), which encompasses the two completed wells, was declared commercial in May 1996. The Company's interest in the commercial area is 15.444375%. Additional wells are permitted to be drilled on this acreage and additional areas reported as undeveloped in (5) below may be declared commercial in the future.

       (5) Undeveloped acreage at September 30, 1996, all located in Colombia, consists of 59,327 gross acres, or 18,325 net acres, contained within the areas of the Opon Contract which have not been declared commercial. The Company's interest in this area is 30.88875%. Portions of this acreage are subject to relinquishment to Ecopetrol in the future.

        (6) Net wells completed (all located in Colombia) for the years ended September 30:

                                          1996      1995     1994
                                          ____      ____     ____

            Productive exploratory          -       0.3      0.3
            Dry exploratory                 -         -        -
            Productive development          -         -        -
            Dry development                 -         -        -

            The Company's interest in net productive exploratory wells is computed at the Company's interest at the time they are drilled. The Company's interest in these wells is subject to a 50% reduction upon a declaration of commerciality.

       (7) Present activity: The Opon No. 6 well was commenced on October 24, 1996 in the non-commercial area of the Opon Contract.

       (8)  Delivery Commitments:

            The Company has negotiated a contract for sales of specific quantities of natural gas from the Company's wells in Colombia. See International Operations in Item 1. The Company believes the reserves discovered in the Opon No. 3 and 4 wells are adequate to meet these sales commitments in the near future. Additional wells are and will be drilled to insure the ability to meet delivery commitments over the life of the contract.


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

                                       PART II

       Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Closing stock price ranges for the quarterly periods during the fiscal years ended September 30, 1996 and 1995, as reported by the American Stock Exchange Monthly Market Statistics reports, were as follows:

                    December 31      March 31       June 30      September 30
                    ___________      ________       _______      ____________
       Fiscal 1996:
            Low       $ 13.50        $  9.25        $ 11.13        $ 11.00
            High      $ 20.88        $ 13.88        $ 14.50        $ 16.88

       Fiscal 1995:
            Low       $ 11.50        $  9.38        $ 11.88        $ 18.50
            High      $ 16.25        $ 14.00        $ 18.50        $ 24.13

       The common stock is listed on the American Stock Exchange under the symbol HOG. The Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. The delisting policies and procedures of the Exchange provide guidelines under which the Exchange will normally give consideration to suspending dealings in a security, or removing a security from listing. Among those guidelines that may be applicable to the Company are: (i) having stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or (ii) having sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature; or (iii) having sold or otherwise disposed of its principal operating assets or having ceased to be an operating company or having discontinued a substantial portion of its operations or business for any reason whatsoever. Where the company has substantially discontinued the business that it conducted at the time it was listed or admitted to trading, and has become engaged in ventures or promotions which have not developed to a commercial stage or the success of which is problematical, it shall not be considered an operating company for the purposes of continued trading and listing on the Exchange.

       The number of shareholders of record on December 6, 1996 was 710.

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

ITEM 6.  SELECTED FINANCIAL DATA

<HEADING>
                                      For the Fiscal Year Ended September 30,
                             ---------------------------------------------------------
                              1996 a      1995 a      1994 a       1993       1992 e
                             ---------   ---------   ---------   ---------   ---------
                                       (In Thousands Except Per Share Data)
OPERATING DATA

Revenue                          $112         $46        $728        $980     $50,557
Gain (loss) on sale of assets      (6)         --      (1,240)         (8)     21,403
Operating costs and expenses    6,293       1,943       2,880       5,910      38,687
Depreciation, depletion           156
  and amortization                            266         220         365      16,230
Interest expense                5,009       4,680       4,605       3,411       9,939
Provision for income taxes          5         113        (199)        (46)       (285)
                             ---------   ---------   ---------   ---------   ---------
Income (loss) from
  continuing operations       (11,357)     (6,956)     (8,018)     (8,668)      7,389

Loss from discontinued
  operations                   (1,300) b   (4,950) c   (3,038) c  (15,176) d  (64,147) e
                             ---------   ---------   ---------   ---------   ---------

Net Loss                     $(12,657)   $(11,906)   $(11,056)   $(23,844)   $(56,758)
                             =========   =========   =========   =========   =========

Earnings (loss) per share
  Continuing operations        $(0.83)     $(0.53)     $(0.62)     $(0.67)      $0.57
  Discontinued operations       (0.10)      (0.37)      (0.23)      (1.16)      (4.94)
                             ---------   ---------   ---------   ---------   ---------

                               $(0.93)     $(0.90)     $(0.85)     $(1.83)     $(4.37)
                             =========   =========   =========   =========   =========

Weighted average common
  shares outstanding           13,673      13,171      13,009      13,007      13,001
                             =========   =========   =========   =========   =========

<HEADING>
                                      For the Fiscal Year Ended September 30,
                             ---------------------------------------------------------
                              1996 a      1995 a      1994 a       1993       1992 e
                             ---------   ---------   ---------   ---------   ---------
                                                  (In Thousands)
OTHER FINANCIAL DATA

Working capital (deficit)     $(5,109)    $(1,077)     $2,413      $1,729      $8,142
                             =========   =========   =========   =========   =========

Properties, net               $21,248     $12,777     $10,855     $15,910     $10,758
                             =========   =========   =========   =========   =========

Net assets of discontinued
  operations                   $2,202  b   $2,978  c   $6,851  c   $7,750  d  $24,129  e
                             =========   =========   =========   =========   =========

Total assets                  $24,540     $18,398     $24,908     $30,142     $59,532
                             =========   =========   =========   =========   =========

Long-term debt                $83,334     $82,213     $81,888     $78,828     $67,005
                             =========   =========   =========   =========   =========

Shareholders' equity (deficit$(80,891)   $(73,364)   $(66,681)   $(55,815)   $(31,971)
                             =========   =========   =========   =========   =========









-----------------------------

a Under the terms of a Farmout Agreement, the Company's partner in the Company's Colombian operations paid for most costs incurred (both capitalized and expensed) in Colombia in 1995 and 1994. The Company became responsible for its share of costs in Colombia in 1996.

b The Company recorded valuation provisions against the carrying value of its discontinued real estate operations in 1996.

c The Company recorded valuation provisions against the carrying value of its discontinued real estate operations and accrued for a contingent liability arising from its discontinued refining and marketing operations in 1995 and 1994.

d The Company completed the sale of substantially all of its discontinued refining and marketing segment and recorded valuation provisions against the carrying value of its discontinued real estate segment in 1993.

e In 1992, the Company sold substantially all of its domestic oil and gas operations, repaid significant portions of its debt with the proceeds from the sale, and recorded valuation provisions against the carrying value of its discontinued segments.

       Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GENERAL DISCUSSION

       Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's domestic exploration and production assets were sold in 1992 and substantially all of its refining and marketing assets were disposed of in 1993. Today, the Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate were shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. In accordance with the terms of the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol") declared a portion of the area as commercial in May 1996. A pipeline and related facilities to deliver natural gas and condensate to a market is under construction. A new well, Opon No. 6, is being drilled to confirm additional gas resources north of the commercial area. As further described below, the Company will require additional financing to continue development of the Opon project.

       CAUTIONARY STATEMENTS

       The Company believes that this report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "may" and words of similar import, or statements of management's opinion. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

       Substantial Reliance On Single Investment. The Company's success currently is dependent on its investment in the Opon project in Colombia, South America. The Company has no operating assets which are presently generating cash to fund its operating and capital requirements. At September 30, 1996 the Company had a deficiency in net assets of $80.9 million. See Note 1 to the Consolidated Financial Statements in Item 8.

       Role Of Ecopetrol. Ecopetrol is a quasi-governmental corporate organization wholly-owned by the Colombian government. See International Operations in Item 1. At present, the price of natural gas is set by law enacted by the legislature of Colombia in 1983. The regulated price of natural gas could be changed in the future by governmental action. The participation of Ecopetrol, a government-owned company, in the Opon project as a producer and as a purchaser, and the power of the government of Colombia to set the price of natural gas creates the potential for a conflict of interest in Ecopetrol and/or the government. If such a conflict of interest materializes, the economic value of the Company's interest in the Opon project could be diminished.

       Marketing Of Natural Gas. The Company must secure additional markets and sales contracts for natural gas in Colombia in order to increase production and cash flow from the Opon project. This will depend on the continued development of markets for, and an infrastructure for the delivery of natural gas in Colombia. Also, competition from other producers of natural gas may adversely affect the amount of the market for natural gas the Company may secure. See International Operations and Competitive Factors in Item 1.

       Foreign Operations. Operations in Colombia are subject to the risks inherent in foreign operations. See International Operations in Item 1.

       Risks Of Oil And Gas Exploration. Inherent to the oil and gas industry is the risk that future wells will not find hydrocarbons where existing wells and engineering and geological data indicate hydrocarbons should be found. Further, existing wells can deplete at rates faster than those anticipated, potentially causing revisions to reserve estimates and increasing costs due to replacement wells. Operations in the Opon project are also subject to operating risks associated with the exploration for, and production of oil and gas. See International Operations in Item 1.

       Laws And Regulations. The Company may be adversely affected by new laws or regulations in the United States or Colombia affecting its operations and/or environmental compliance, or by existing laws and regulations. See Other Factors Affecting the Company's Business in Item 1.

       Limited Capital. The Company has no source of current income from its operations. The Company's principal asset, its investment in the Opon project, does not currently provide any income and will require additional capital for exploitation. See Liquidity and Capital Resources, below, and Note 1 to the Consolidated Financial Statements in
       Item 8.

       Losses From Operations. The Company experienced losses of $11,056,000, $11,906,000 and $12,657,000 for the years ended September 30, 1994, 1995 and 1996, respectively. As discussed above under Limited Capital, because the Company's principal asset does not currently provide any income and requires additional capital for exploitation, the Company anticipates continued losses through fiscal 1998. See Results of Operations, below.

       Continuation Of American Stock Exchange Listing. Because of losses in prior years and negative shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. See Market for Registrant's Common Equity and Related Stockholder Matters in Item 5.

       Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

       The Company has for the first time attributed proved reserves to the discovery described above. See Note 3 to the Consolidated Financial Statements in Item 8 and Supplementary Information About Oil and Gas Producing Activities and Reserves (Unaudited) following the Consolidated Financial Statements in Item 8. The rules concerning reporting of proved reserves require that the hydrocarbons be recoverable under existing economic and operating conditions. The quantum of proved reserves reported is limited to the volumes that the Company has reasonable certainty will be sold under existing and pending sales arrangements.

       Presently, Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract (outside the commercial area described below) of approximately 60%, 30.9% and 9.1%, respectively. As provided in the Opon Contract, upon the designation of an area or field as commercial, Ecopetrol acquires a 50% interest in such area or field and will reimburse the associate parties for 50% of the direct exploration costs for each commercial discovery from its share of production. An application for commerciality was submitted by Amoco Colombia in February 1996. On May 8, 1996, Ecopetrol approved a commercial field of approximately 2,500 acres around the Opon No. 3 and No. 4 wells. The interests in the commercial field are approximately: Ecopetrol, 50%, Amoco Colombia, 30%, Hondo Magdalena, 15.4%, and ODC, 4.6%. The commercial field is substantially smaller than that requested by Amoco Colombia. The commercial field may be enlarged by future drilling and/or additional technical information. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field until the new areas are proven and declared commercial. Ecopetrol will participate in further development costs of the existing commercial field. As described below, Ecopetrol has agreed to reimburse in cash certain costs related to the construction of pipeline and wellhead facilities incurred before commerciality was declared.

       The Opon Contract provides that at the end of the exploration period, if a field capable of producing hydrocarbons in commercial quantities has been discovered, the Opon Contract area will be reduced by 50%. Two years thereafter, the Opon Contract area will be further reduced to 25% of the original area. Two years thereafter, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.

       The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,828 acres). The Company believes that the first relinquishment did not cause the loss of significant exploration opportunities. Drilling of additional wells and further assessment of geological and geophysical information will be necessary to evaluate the effects of further acreage reductions.

       The next well on the Opon Contract area, the Opon No. 6 well, commenced drilling on October 24, 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the presently designated commercial area. Hondo Magdalena will pay 30.9% of the costs of this well estimated at $23.7 million. This well is intended to confirm the existence of the La Paz reservoir in this area. Contingent upon the results of the Opon No. 6 well, the next well will be either
       (i) the Opon No. 14 well, located south of the commercial area, to confirm the existence of the La Paz reservoir in that area or (ii) the Opon No. 5 well, located within the commercial area to support sales commitments.

       Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") in July 1995 for the construction of a pipeline and wellhead facilities (which were not contemplated in the Opon Contract) and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The pipeline will have a capacity of 120 million cubic feet per day and is estimated to cost $40.6 million. Under the MOU, Hondo Magdalena, ODC and Amoco Colombia each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay cash for its share of pipeline costs incurred after July 1, 1995; the remainder of Ecopetrol's share of costs (those incurred prior to July 1, 1995) will be recovered out of production. The investment in pipeline costs will be recovered through a pipeline tariff. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee. The parties agreed in the MOU to negotiate contracts necessary to carry out the agreements made in the MOU. Ecopetrol agreed to fund 80% of its share of wellhead facilities (total estimated cost of $23.5 million) in cash with 20% to be recovered subsequently from production.

       After new regulations were adopted in late 1995 by the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy of the Colombian government, the parties began to renegotiate certain terms of the MOU. The regulations set a ceiling price for natural gas and a maximum rate of return of 12.0% (after Colombian taxes, except for a 14% Remittance Tax on foreign exchange returned to the United States) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas, thus processing costs cannot be passed on to the buyer as contemplated in the MOU. Ecopetrol was unwilling to provide the terms outlined in the MOU related to the buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff because of these new regulations.

       Three contracts, covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream are complete and have been signed by all parties. Management believes that the new contracts achieve an arrangement that is an economic equivalent to the terms of the MOU and comply with the new CREG regulations. The three contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.20 per million British Thermal Units); (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.20 per thousand cubic feet of gas. Amoco Colombia has received a letter from Ecopetrol dated December 16, 1996, stating that the three contracts previously signed are effective and enforceable without the need for the completion and signing of a fourth contract. Ecopetrol's letter confirmed that because the pipeline being built to transport gas is owned by the parties who own the gas, a transportation agreement will not be necessary. The Company had previously reported that a fourth contract, covering the transportation of the gas and liquids was required for all of the contracts to become effective.

       Negotiations are continuing for another contract for the sale of up to 60 million cubic feet of natural gas per day. The gas will be used as fuel to generate electricity in a power generation plant to be built near the Opon field.

       Preliminary work for the pipeline began in late 1994 and construction began in July 1996. Completion of the pipeline is estimated to occur in March 1997. Construction of wellsite facilities began in August 1996; completion is estimated to occur in March 1997. Ecopetrol has begun the improvements to the El Centro gas plant; completion is estimated to occur in the summer of 1997. Production will commence when all of these construction projects are completed, estimated to occur in the summer of 1997. The estimates of the completion dates of the three projects are subject to delays due to weather, labor interruptions, guerrilla activity, unanticipated shortages of materials or equipment and other causes beyond the control of the associate parties.

       Amoco Colombia submitted a budget to Hondo Magdalena and ODC for calendar 1996 in April 1996. Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. Similarly, Amoco Colombia submitted a budget for calendar 1997 on November 5, 1996, and Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. As of this date, no final budget has been approved for calendar years 1996 and 1997. The parties continue to try to resolve the dispute about overhead. Hondo Magdalena has paid invoices from Amoco Colombia, including disputed overhead and has charged the full overhead amount to expense. It is management's opinion that the Company is not obligated to pay for overhead unless charged pursuant to an approved budget; however the Company has paid Amoco Colombia's invoices, under protest and subject to audit, in the hope of resolving the dispute about overhead. If the dispute cannot be resolved, the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC provides for arbitration of disputes.


       Corporate Activities
       --------------------
       In fiscal 1996, the Company continued to maintain general and administrative expenses at the lowest levels prudent to maintain its business. The Company moved its principal offices to Houston, Texas in March 1996 to facilitate its relationships with Amoco Colombia, the international oil and gas community in general, and travel to Colombia.

       On December 20, 1995, Lonrho Plc and Robert O. Anderson and his family entered into a Revised Settlement Agreement under which the parties reallocated their ownership in The Hondo Company, the Company's controlling shareholder. Lonrho Plc now owns or controls 76.6% of The Hondo Company, has an option to acquire the remaining 23.4% of The Hondo Company in three years for 1.1 million shares of the Company's common stock owned by The Hondo Company, and controls the Company. Robert O. Anderson and his family have informed Lonrho Plc that they will exercise their call for 300,000 of the shares in January 1997 in exchange for approximately 6.4% of The Hondo Company.


       Discontinued Operations
       -----------------------
       The Company began an effort to sell its refining and marketing assets in April 1991. On October 1, 1993 the Company completed a transaction for the sale of its Fletcher refinery and asphalt terminal in Hilo, Hawaii. The Company received net proceeds of $1.1 million in 1994. Further proceeds from the sale of certain components of the refinery equipment have not been realized and the Company wrote off the related receivable in 1996. The Company completed disposal of the remaining minor portions of the refining and marketing assets during 1994.

       In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by then Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1.4 million as a result of the consultant's evaluation. An additional $0.7 million was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which will be due. The State of California issued a preliminary report in June 1996 which concludes taxes and penalties of $10.8 million are due as a result of the audit. However, no final audit report or assessment has been issued and the Company does not believe the preliminary report is accurate. The buyer has notified the Company that it claims indemnity in this matter. The Company has provided its consultant to Fletcher to assist in disputing the preliminary report. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available. The State of California's audit is still in process and could result in a liability different from that accrued when concluded.

       The Company owns in fee simple approximately 11 acres of undeveloped land located in eastern Los Angeles County. An option to a developer on the Via Verde tract expired on August 18, 1996 and will be extended until December 1997 at an option price of $3.1 million. The renegotiated option agreement will allow the Company the right to be released from the current agreement should there be a potential sale of the parcel to a ready and willing buyer.

       In 1993, the Company suspended a development plan for the Valley Gateway property, a former refinery site, due to the Company's limited cash resources and poor market conditions in California. The Company listed the Valley Gateway property with a broker for $5.0 million and recorded additional loss provisions of $4.3 million and $1.4 million for its discontinued real estate operations during 1995 and 1994, respectively. In September 1996, the Company revised its estimate of the realizable value of the Valley Gateway property to zero, resulting in an additional loss provision of $0.9 million and making the carrying value a liability of $0.3 million (due to accruals for future carrying costs). Management believes it can dispose of the property and any associated liabilities for an insignificant price and little or no additional cost. See Note 12 to the Consolidated Financial Statements in Item 8.


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

       The Company is subject to various federal, state and local environmental laws and regulations. As is the case with other companies engaged in oil and gas exploration, production and refining, the Company faces exposure from actual or potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. Future environmental related expenditures cannot be reasonably quantified in many circumstances due to the conjectural nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the number of other potentially responsible parties involved and changing environmental laws and interpretations. Management believes the reduced scope of the Company's operations following the sale of the Company's domestic oil and gas properties and the Fletcher refinery have significantly reduced the Company's potential exposure to environmental liability. The Company will continue to closely monitor and administer its compliance with environmental matters. See Other Factors Affecting the Company's Business in Item 1.


       RESULTS OF OPERATIONS

       Results of operations for the year ended September 30, 1996 amounted to a loss of $12.7 million, or 93 cents per share, of which $11.4 million arose from continuing operations and $1.3 million resulted from discontinued operations. The Company reported a net loss of $11.9 million, or 90 cents per share, for the year ended September 30, 1995. The 1995 loss included discontinued loss provisions of $5.0 million and a loss of $6.9 million from continuing operations. In 1994, the Company reported a net loss of $11.0 million, or 85 cents per share, which included losses from discontinued operations of $3.0 million and a loss of $8.0 million from continuing operations.

       As described previously, the Company is in transition from a domestic oil and gas operation to a foreign oil and gas operation. The historical results of continuing operations contain many non-recurring transactions. As a result, they are not comparable and are a poor indicator of the Company's future operating results. Management expects losses from continuing operations to continue through fiscal 1998.


       1996 vs 1995
       ------------
       The Company's share of expenses from the Opon operation was borne solely by Amoco Colombia during 1995 and 1994 while the Opon Nos. 3 and 4 wells were being drilled. The increases in operating expenses, overhead - Colombian operations and exploration costs of $0.1 million, $2.5 million and $1.6 million, respectively, for the year ended September 30, 1996 as compared to the year ended September 30, 1995, all arise from the Company assuming its share of these costs in 1996.

       Management has the following expectations for 1997 results of operations: revenue and related operating costs and depreciation, depletion and amortization will increase significantly in conjunction with the commencement of production in the summer of 1997; overhead - Colombian operations should not vary significantly from 1996; exploration expenses should decline to a negligible amount as the 1996 seismic data acquisition program is complete and no further activity is presently planned.

       The increase in interest expense of $0.3 million between the years arises primarily from Colombian costs financed with the Funding Agreement described in Liquidity and Capital Resources below. Management expects interest expense to continue to increase in 1997 as additional costs are financed with the Funding Agreement.


       1995 vs 1994
       ------------
       The decreases in operating revenues, other income, operating costs and loss on sale of assets all arise primarily from non-recurring transactions recorded in 1994.

       The decrease in general and administrative expense of $0.6 million between the years arises primarily from reductions in the number of employees and insurance costs. Exploration costs had no significant activity in 1994 but reflect the beginning of a seismic data acquisition program in 1995.


       Discontinued Operations
       -----------------------
       The Company implemented disposal accounting for its refining and marketing and real estate segments during 1991. In 1996, the Company recorded loss provisions of $0.4 million and $0.9 million for its refining and marketing and real estate segments, respectively, as described previously. Loss provisions of $0.7 million for the refining and marketing segment and $4.3 million for the real estate segment were recorded in 1995. Loss provisions for 1994 amounted to $2.0 million and $1.4 million for refining and marketing and real estate, respectively.

       Operating losses from discontinued operations of $0.1 million, $0.4 million, and $0.4 million for 1996, 1995, and 1994, respectively, were charged against loss provisions established in earlier periods.

       LIQUIDITY AND CAPITAL RESOURCES

       During fiscal 1996, cash inflows of $1.8 million, and $0.2 million arose from borrowings from Lonrho Plc under existing loan agreements, and issuance of common stock as a result of the exercise of stock options, respectively. The Company utilized cash of $2.1 million and $0.2 million to finance continuing and discontinued operations, respectively, $0.9 million for capital expenditures, and made scheduled debt repayments of $0.2 million. At September 30, 1996, the Company had cash balances of $0.4 million.

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

       The Company obtained an additional facility loan of $13.5 million in a Revolving Credit Agreement dated as of June 28, 1996, between the Company and Thamesedge, Ltd., a subsidiary of Lonrho Plc. The facility is to be used for Hondo Magdalena's requirements for the Opon project and for general corporate expenses. The interest rate is 13%, due semiannually; as provided in other debts to Thamesedge and described above, the Company may make payment of interest in shares of its common stock. The first draw on this facility of $4.0 million occurred in October 1996.

       In December 1996, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of all loans from Lonrho Plc was extended from not earlier than October 1, 1997 to not earlier than January 1, 1998. As consideration for the extensions and certain other financial undertakings, the Company has granted to Lonrho a security interest in all of the shares of Hondo Magdalena and agreed to give Lonrho an option to convert $13.5 million of existing loans with an interest rate of 6% (see Note 5 to the Consolidated Financial Statements in Item 8) into the Company's common stock. The debt will be convertible at Lonrho's option at any time prior to maturity (January 1, 1998) at a rate of $12.375 per share. The portion of the debt that may be converted into common stock will not be secured by the pledge of the Hondo Magdalena shares. The option to convert the debt into common stock will be subject to the approval of the Company's shareholders at the 1997 annual meeting. If the conversion option is not approved by the shareholders, the interest rate on the $13.5 million will revert to 13.5%, the rate of interest on such debt prior to the December 1993 restructuring.

       On May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area (see Note 6 to the Consolidated Financial Statements in Item 8 and General Discussion, Opon Exploration, above) and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995 with the execution of the MOU. Hondo Magdalena may finance its share of the costs (including overhead) for the pipeline and an approved geological and geophysical work program for up to 365 days after the date that production from the Opon Contract area begins. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed from prior to the date of first production until 365 days thereafter, along with an equity premium computed on a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement. See
       Note 6 to the Consolidated Financial Statements in Item 8.

       Based upon the Company's budget and current information, management believes existing cash, available facilities and commitments, and the interim Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, drilling of the Opon No. 6 well, overhead obligations unrelated to capital projects and other business activities) during fiscal 1997. However, management believes the Company will need additional cash to participate in the drilling of additional wells in Colombia, or to participate in other capital projects which may be proposed in Colombia. In addition, funds are required to retire the Funding Agreement since a significant portion of the anticipated cash flow is dedicated to servicing the Funding Agreement. There is a financial incentive to prepay the Funding Agreement within 90 days after production begins. If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company has the option to not participate in some or all of the capital projects. In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

       Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production, estimated in summer 1997. Management is reviewing several options for raising funds including sale of the Company's 15.4 % interest in the pipeline. Management continues to pursue discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations
       for the Opon project but has received no commitments.   While the
       Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          HONDO OIL & GAS COMPANY

                     CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996



                       INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----

  Report of Independent Auditors                                         32


  Financial Statements:
    Consolidated Balance Sheets as of
      September 30, 1996 and 1995                                        33

    Consolidated Statements of Operations for the years ended
      September 30, 1996, 1995 and 1994                                  34

    Consolidated Statements of Shareholders' Equity (Deficit)
      for the years ended September 30, 1996, 1995 and 1994              35

    Consolidated Statements of Cash Flows for the years ended
      September 30, 1996, 1995 and 1994                                  36

    Notes to Consolidated Financial Statements                           37


  Supplementary Information about Oil and Gas Producing Activities
    and Reserves (Unaudited)                                             55

<AUDIT-REPORT>
                       REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Hondo Oil & Gas Company


We have audited the accompanying consolidated balance sheets of Hondo Oil & Gas Company as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hondo Oil & Gas Company at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                      /s/ ERNST & YOUNG LLP



Denver, Colorado
November 19, 1996,
except for Note 5 as to which the date is December 17, 1996











</AUDIT-REPORT>

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                              $374       $1,771
  Accounts receivable, net of allowances
    of $332 and $399, respectively                        317          440
  Prepaid expenses and other                               79            7
                                                   -----------  -----------
    Total current assets                                  770        2,218

Properties, net (Note 3)                               21,248       12,777
Net assets of discontinued operations (Note 12)         2,202        2,978
Other assets                                              320          425
                                                   -----------  -----------
                                                      $24,540      $18,398
                                                   ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                     $2,849         $355
  Current portion of long-term debt (Note 5)              738          235
  Accrued expenses and other (Note 4)                   2,292        2,705
                                                   -----------  -----------
    Total current liabilities                           5,879        3,295

Long-term debt, including $80,109 and
  $78,284, respectively, payable to a
  related party (Note 5)                               83,334       82,213
Funding agreement (Note 6)                             11,513        1,148
Other liabilities, including $2,411 and
  $2,367, respectively, payable to a
  related party (Note 7)                                4,705        5,106
                                                   -----------  -----------
                                                      105,431       91,762

Contingent liabilities (Notes 8 and 12)

Shareholders' equity (deficit) (Notes 5 and 9):
  Preferred stock                                          --           --
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,776,194 and 13,423,378, respectively            13,776       13,423
  Additional paid-in capital                           53,581       48,804
  Accumulated deficit                                (148,248)    (135,591)
                                                   -----------  -----------
                                                      (80,891)     (73,364)
                                                   -----------  -----------
                                                      $24,540      $18,398
                                                   ===========  ===========






The accompanying notes are an integral part of these financial statements.

                                 HONDO OIL & GAS COMPANY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Share and Per Share Data)


                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
REVENUES
Sales and operating revenue                                $2          $23         $369
Other income                                              110           23          359
                                                   -----------  -----------  -----------
                                                          112           46          728
                                                   -----------  -----------  -----------

COSTS AND EXPENSES
Operating costs                                           169           47          668
Depreciation, depletion, and amortization                 156          266          220
Overhead, Colombian operations                          2,576          119           --
General and administrative                              1,779        1,608        2,210
Exploration costs                                       1,769          169            2
Interest on indebtedness including $4,786,
  $4,659 and $4,604, respectively, to a
  related party (Note 5)                                5,009        4,680        4,605
Loss on sale of assets                                      6           --        1,240
                                                   -----------  -----------  -----------
                                                       11,464        6,889        8,945
                                                   -----------  -----------  -----------
Loss from continuing operations
  before income taxes                                 (11,352)      (6,843)      (8,217)
Income tax expense (benefit) (Note 10)                      5          113         (199)
                                                   -----------  -----------  -----------
Loss from continuing operations                       (11,357)      (6,956)      (8,018)

Loss from discontinued operations (Note 12)            (1,300)      (4,950)      (3,038)
                                                   -----------  -----------  -----------
Net Loss                                             $(12,657)    $(11,906)    $(11,056)
                                                   ===========  ===========  ===========

Loss per share:
  Continuing operations                                $(0.83)      $(0.53)      $(0.62)
  Discontinued operations                               (0.10)       (0.37)       (0.23)
                                                   -----------  -----------  -----------
  Net loss per share                                   $(0.93)      $(0.90)      $(0.85)
                                                   ===========  ===========  ===========

Weighted average common shares outstanding         13,672,722   13,171,049   13,009,174









The accompanying notes are an integral part of these financial statements.

                                       HONDO OIL & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands Except Common Shares)


                                                         Common Stock                      Retained
                                                   ------------------------  Additional    Earnings
                                                                               Paid-In   (Accumulated
                                                     Shares       Amount       Capital     Deficit)
                                                   -----------  -----------  -----------  -----------
Balance at October 1, 1993                         13,006,892      $13,007      $43,807    $(112,629)

  Exercise of stock options (Note 9)                   25,384           25          165           --
  Net loss                                                 --           --           --      (11,056)
                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1994                      13,032,276       13,032       43,972     (123,685)

  Purchase of interest in Opon Association
    Contract with common stock (Note 3)                44,438           44          845           --
  Payment of interest with common stock (Note 5)      189,080          189        2,104           --
  Exercise of stock options (Note 9)                  157,584          158        1,883           --
  Net loss                                                 --           --           --      (11,906)
                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1995                      13,423,378       13,423       48,804     (135,591)

  Payment of interest with common stock (Note 5)      319,316          319        4,423           --
  Exercise of stock options (Note 9)                   33,500           34          354           --
  Net loss                                                 --           --           --      (12,657)
                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1996                      13,776,194      $13,776      $53,581    $(148,248)
                                                   ===========  ===========  ===========  ===========



























The accompanying notes are an integral part of these financial statements.

                                       HONDO OIL & GAS COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In Thousands)


                                                                         For the years ended
                                                                -------------------------------------
                                                                            September 30,
                                                                   1996         1995         1994
                                                                -----------  -----------  -----------
Cash flows from operating activities:
  Pretax loss from continuing operations                          $(11,352)     $(6,843)     $(8,217)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Depreciation, depletion and amortization                           156          266          220
    Loss on sale of assets                                               6           --        1,240
    Capitalized interest                                              (180)          --           --
    Accrued interest added to long-term debt                            34        2,385        2,250
    Accrued interest paid with common stock                          4,742        2,292           --
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                             10          199        1,735
        Inventory                                                       --           --          770
        Prepaid expenses and other                                     (72)          26          132
        Other assets                                                   (12)        (201)         121
      Increase (decrease) in:
        Accounts payable                                             1,189          159       (1,675)
        Accrued expenses and other                                      --          123         (577)
        Funding agreement                                            3,361          275           --
        Other liabilities                                                2         (357)       2,968
                                                                -----------  -----------  -----------
      Net cash used by continuing operations                        (2,116)      (1,676)      (1,033)
      Net cash used by discontinued operations                        (210)        (473)        (511)
                                                                -----------  -----------  -----------
      Net cash used by operating activities                         (2,326)      (2,149)      (1,544)
                                                                -----------  -----------  -----------
Cash flows from investing activities:
  Sale of assets                                                         1        4,804        1,971
  Capital expenditures                                                (913)      (2,021)        (897)
                                                                -----------  -----------  -----------
      Net cash provided (used) by investing activities                (912)       2,783        1,074
                                                                -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                 1,825        3,175        1,000
  Principal payments on long-term debt                                (235)      (5,220)        (180)
  Issuance of stock                                                    251        2,041          190
                                                                -----------  -----------  -----------
      Net cash provided (used) by financing activities               1,841           (4)       1,010
                                                                -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                (1,397)         630          540

Cash and cash equivalents at the beginning of the year               1,771        1,141          601
                                                                -----------  -----------  -----------
Cash and cash equivalents at the end of the year                      $374       $1,771       $1,141
                                                                ===========  ===========  ===========

        Refer to Notes 3 and 6 for descriptions of non-cash transactions.

The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


1)  Nature of Business
    ------------------

    Hondo Oil & Gas Company ("Hondo Oil" or "the Company") is an independent oil and gas exploration and development company. The Hondo Company owns 70.9% of Hondo Oil & Gas Company. Lonrho Plc ("Lonrho"), a publicly-traded English company and the Company's primary lender, controls The Hondo Company and owns an additional 5.7% of the Company through another wholly-owned subsidiary. In total, Lonrho controls 76.6% of the Company's outstanding shares.

    During 1991 the Company adopted plans of disposal for its refining and marketing and real estate operations. Substantially all of the refining and marketing assets were sold in 1993. Following the sale of substantially all of its domestic oil and gas properties in 1992, the Company's sole continuing business activity is exploitation of an oil and gas concession in Colombia, South America.

    The Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), became involved in the Opon Association Contract (the "Opon Contract") in Colombia in 1991. Amoco Colombia Petroleum Company ("Amoco Colombia") earned an interest in the Opon Contract through a Farmout Agreement executed in 1993. Amoco Colombia, Hondo Magdalena, and Opon Development Company presently have working interests of approximately 60%, 31%, and 9%, respectively. The Colombian national oil company, Ecopetrol, has the right to acquire 50% of the Opon Contract when commerciality is declared and will reimburse the associate parties (out of future production) for 50% of the direct exploration costs. Ecopetrol has agreed to include certain costs related primarily to construction of a pipeline and wellsite facilities in the commercial area, and to pay cash for its share of those costs. Commerciality was declared for a portion of the Contract area in May 1996 and Ecopetrol reimbursed the associate parties for its share of the above described costs in September 1996 (See Note 6). Subsequent to the declaration of commerciality, the Company's share of costs for activities within the commercial area is approximately 15%.

    Amoco Colombia was obligated by the 1993 Farmout Agreement to fund all but $2,000 of Hondo Magdalena's share of drilling and related costs during the drilling of two exploration wells and to make certain payments to Hondo Magdalena. Amoco Colombia spent approximately $56,500 to drill the first two exploratory natural gas wells in 1994 and 1995. The combined results of production tests of these wells indicate they will produce at a daily rate of 103 million cubic feet of natural gas and 3,900 barrels of condensate. The Company was able to attribute proved reserves to this discovery as of September 30, 1996 following completion of negotiations for sales of the discovered hydrocarbons. As more fully described in Note 6, Amoco Colombia agreed to finance the Company's share of costs to build a natural gas pipeline, construct wellhead facilities, and acquire seismic data, including related overhead. Acquisition of the seismic data was completed during fiscal 1996, the pipeline and related wellhead facilities are under construction, and the drilling of a third well has begun. The third well is located in the non-commercial portion of the concession, therefore, Ecopetrol will not pay a share of the drilling costs.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


1)  Nature of Business (continued)
    ------------------------------

    The Company has no operating assets which are presently generating cash to fund its operating and capital expenditure requirements. Additionally, at September 30, 1996 the Company had a deficiency in net assets. Based upon the Company's budget and current information, management believes existing cash, available facilities and commitments, and the interim Funding Agreement (see Note 6) will be sufficient to finance the Company's known obligations (the pipeline and related facilities, drilling of the third exploratory well, overhead obligations unrelated to capital projects and other business activities) during fiscal 1997. The Company will require significant additional funding for the continued development of the Opon Contract area subsequent to fiscal 1997. The Company has the option to not participate in some or all of the Opon capital projects which may be proposed in the future if it does not have sufficient funds. However, substantial penalties would be incurred by not participating.

    The Company's cash resources are presently limited to cash on hand and advances under a line of credit from Lonrho Plc (See Note 5). Cash from operations is not expected to be a source of funds until revenues from the Colombian concession commence. Management estimates its available cash resources are sufficient to meet its cash needs for the next fiscal year assuming no material adverse changes to present plans occur. Management believes that permanent financing may not be forthcoming until production commences, presently estimated to be the summer of 1997. Obtaining permanent financing for development of the Company's Opon project is vital to the Company's ability to successfully exploit this concession in the future. There can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.


2)  Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Basis of Consolidation and Presentation
        ---------------------------------------

    The consolidated financial statements of Hondo Oil include the accounts of all subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

    In 1991, the Company adopted plans of disposal for its refining and marketing and its real estate segments, respectively. Accordingly, the results of operations and the net assets of the discontinued segments have been reclassified to discontinued operations for all periods presented. Assets of discontinued operations are recorded at the lower of cost or net realizable value. On October 1, 1993, the Company completed the sale of substantially all of its refining and marketing assets. Refer to Note 12.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

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

    Acquisition costs of unproved properties which are considered to be individually significant are periodically assessed for impairment on a property-by-property basis. Individually insignificant properties are assessed for impairment as a group. Any decline in value is included in the statement of operations in exploration costs.

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


2)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (f) Income Taxes
        ------------

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on reversals of differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted effective tax rates and laws that will be in effect when the differences are expected to reverse.

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

    (j) Fair Value of Financial Instruments
        -----------------------------------

    SFAS Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. The Company's financial instruments include: cash and cash equivalents, receivables, accounts payable, long-term debt, the Funding Agreement, and certain other long-term liabilities. Disclosures of fair values determined in accordance with SFAS No. 107 are included in Notes 5, 6, and 7. The Company believes that the recorded values approximate fair values for financial instruments for which no separate disclosure of fair value is made.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


2)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (k) New Accounting Standards
        ------------------------

    The Financial Accounting Standards Board has recently issued two standards applicable to the Company. Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was implemented for the year ended September 30, 1995 and did not have a material impact on the Company's financial statements. SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, gives companies the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The Company has elected to continue to follow APB No. 25 for future stock options and stock-based awards.

    (l) Reclassifications
        -----------------

    Certain reclassifications have been made to the prior years' amounts to make them comparable to the fiscal 1996 presentation. These additional changes had no impact on previously reported results of operations or shareholders' equity (deficit).


3)  Properties
    ----------

    Properties, at cost, consist of the following:

                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------

    Oil and gas properties (Colombia):
      Proved, undeveloped                             $11,803          $--
      Accumulated depletion, depreciation
        and amortization                                   --           --
                                                   -----------  -----------
                                                       11,803           --
                                                   -----------  -----------
    Other properties - Colombia:
      Wellsite facilities (a)                           2,039           70
      Pipelines (a)                                     5,398          803
      Drilling in progress                              1,858       11,775
    Other properties - domestic
      Other fixed assets                                  311          279
      Accumulated depreciation                           (161)        (150)
                                                   -----------  -----------

                                                      $21,248      $12,777
                                                   ===========  ===========

    (a) Under construction.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


3)  Properties (continued)
    ----------------------

    The balance of drilling in progress includes non-cash increases of $2,112 which were accrued in accounts payable as of September 30, 1996. The balances of wellsite facilities and pipelines include non-cash increases of $7,968 and $816 for 1996 and 1995, respectively, which were charged to the Funding Agreement (Note 6). The balances of drilling in progress, wellsite facilities and pipelines include a non-cash decrease of $2,916 for 1996 pertaining to amounts due from Ecopetrol under the commerciality declaration (See Note 1), of which $2,629 had been collected and applied to the Funding Agreement as of September 30, 1996. The balance of $287 was retained by Ecopetrol subject to completion of an audit and is included in accounts receivable as of September 30, 1996.

    Total costs incurred (both capitalized and expensed) in Colombia for oil and gas producing activities were:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
    Property acquisition costs (a)                        $38         $889          $--
                                                   ===========  ===========  ===========
    Exploration costs                                  $3,731         $169       $2,068
                                                   ===========  ===========  ===========
    Development costs                                  $2,558         $190          $--
                                                   ===========  ===========  ===========

    (a) In September 1995, the Company acquired an additional 0.88875% interest in the Opon Contract by the issuance of 44,438 shares of its common stock.


4)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:

                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------

    Refining and marketing costs (Note 12)             $2,028       $2,114
    Drilling costs                                         --          190
    Other                                                 264          401
                                                   -----------  -----------
                                                       $2,292       $2,705
                                                   ===========  ===========

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt
    --------------

    Long-term debt consists of the following:
                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------
    Notes payable to Lonrho Plc (a),(b):
      Note A (c)                                       $3,277       $3,277
      Note B (c)                                        4,271        4,271
      Note C (d)                                       36,361       36,361
      Note D (d)                                       31,200       31,200
      Note E (e)                                        5,000        3,175
      Note F (f)                                           --           --
    Pollution Control Revenue Bonds (g)                 2,475        2,710
    Industrial Development Revenue Bonds (g)            1,000        1,000
    Other                                                 488          454
                                                   -----------  -----------
                                                       84,072       82,448
    Less current maturities                              (738)        (235)
                                                   -----------  -----------

                                                      $83,334      $82,213
                                                   ===========  ===========

    Maturities are as follows for the years ending September 30:
    1997                                                 $738
    1998                                               56,155
    1999                                               19,969
    2000                                                1,804
    2001                                                1,824
    Thereafter                                          3,582
                                                   -----------
                                                      $84,072
                                                   ===========

    Hondo Oil paid interest of $234, $248 and $260 for the years ended September 30, 1996, 1995 and 1994, respectively. In accordance with the provisions of SFAS No. 107, the Company has estimated the fair value of its long-term debt to be $76,743 as of September 30, 1996 using a discount rate of 13% .

    (a) In December 1996, the Company and Lonrho agreed to defer commencement of principal amortization for each of the six loans. The maturity terms noted below reflect the revisions. As consideration for the extensions and certain other financial undertakings, the Company has granted to Lonrho a security interest in all of the shares of Hondo Magdalena and agreed to give Lonrho an option to convert $13,500 of Note C into the Company's common stock. The debt will be convertible at Lonrho's option at any time prior to maturity at a rate of $12.375 per share. The portion of the debt that may be converted into common stock will not be secured by the pledge of the Hondo Magdalena shares. The option to convert the debt into common stock will be subject to shareholder approval at the Company's 1997 annual meeting. If the conversion option is not approved by the shareholders, the interest rate on the $13,500 will revert to 13.5%, the rate of interest on such debt prior to the 1993 restructuring.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)

5)  Long-Term Debt (continued)
    --------------------------

    (b) The following terms apply to each of the first five notes:
        (1) Interest is payable semiannually at a rate of 6%.
        (2) If management determines sufficient cash is not available to pay interest, management may offer to issue the Company's unregistered stock valued at the American Stock Exchange closing price on the interest due date as payment in kind. Lonrho may choose to either add the accrued interest to the balance of the debt outstanding or accept the payment in kind. The Company has an obligation to register any shares issued in connection with the above if so requested by Lonrho.
        (3) Accrued interest of $2,411, $2,354, $2,250 and $6,005  has been added to the outstanding debt as of October 1, 1996, October 1, 1994, April 1, 1994 and September 30, 1993, respectively. Accrued interest of $2,375, $2,367 and $2,293 has been paid by the issuance of 197,944, 121,372 and 189,080 shares, respectively, of the Company's common stock for amounts due on April 1, 1996, October 1, 1995 and April 1, 1995, respectively.
        (4) As consideration for past deferrals of interest and principal payments due under the terms of the first four notes, the Company has granted Lonrho Plc a 5% share of the Company's net profits, as defined, under the Opon Contract. Following repayment of these notes, Lonrho's entitlement will be reduced by half.
        (5) Net proceeds from asset sales are to be applied to the reduction of Notes C and D.

    (c) Notes A and B are secured by the Company's real estate included in discontinued operations. Absent repayment in full as a result of the sale of the securing real estate, principal amortization in ten equal semiannual installments will commence January 1, 1998. Note A is secured by the Company's Via Verde Bluffs real estate. Note B is secured by the Company's Valley Gateway real estate.

    (d) Notes C and D are secured by the Company's Valley Gateway real estate. Notes C and D are due January 1, 1998. Notes C and D are subordinated to the Company's other indebtedness existing at September 30, 1996.

    (e) In October 1994, the Company received $4,800, net of withholding taxes, from Amoco Colombia under the terms of the Farmout Agreement (See Note 1). Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of Note D and the related interest expense. At the same time, Lonrho Plc made available $5,000 in the form of a new facility loan to be drawn as needed by the Company. The Company drew $3,175 of this facility loan during 1995 and the remaining $1,825 during 1996.

    (f) On June 28, 1996, Lonrho Plc agreed to provide the Company an additional facility loan of $13,500 at a rate of 13%, payable semiannually. The provisions for payment of interest with the Company's common shares described in (b) above apply to this loan. The loan is due January 1, 1998 and is secured by free cash flow, as defined, from Hondo Magdalena's operations. The Company made its first draw on this facility in October 1996 in the amount of $4,000.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt (continued)
    --------------------------

    (g) Both issues of these tax-exempt bonds were issued under the authority of the California Pollution Control Financing Authority. The Pollution Control Revenue bonds bear interest at an average rate of 6.14%, payable semiannually, and mature serially through November 1, 2003. The Industrial Development Revenue Bonds bear interest at a rate of 7.5%, payable semiannually, and mature September 1, 2011.
        Both bond issues are collateralized by certain refinery facilities and equipment located at Valley Gateway and the Fletcher refinery. The collateral at the Fletcher refinery is leased to the buyer for a nominal annual fee. The trustee of the bonds was notified of changes to the collateral in 1993 and the trustee has not taken any action to declare a breach of covenant or a default. The Company routinely communicates with the Trustee and has received no indication that the Trustee is contemplating any such action.

    According to the terms of the various credit agreements, the Company is restricted in its ability to: (a) incur additional debt; and (b) pay dividends on and/or redeem capital stock.


6)  Funding Agreement
    -----------------

    Effective July 26, 1995, Hondo Magdalena, Amoco Colombia, and Opon Development Company entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed by Amoco Colombia from prior to the date of first production until 365 days thereafter, along with an equity premium computed using a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and related condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

    The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums of $1,262 and $57 related to the financed pipeline costs and wellsite facilities have been capitalized for the years ended September 30, 1996 and 1995, respectively. The remainder of the equity premiums accrued to date, relating to the financed geological and geophysical work and overheads, have been expensed.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


6)  Funding Agreement (continued)
    -----------------------------

    The balance of the Funding Agreement consists of the following:

                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------

    Outstanding principal                              $9,771       $1,071
    Equity premiums                                     1,742           77
                                                   -----------  -----------
                                                      $11,513       $1,148
                                                   ===========  ===========

    The balance of the Funding Agreement was reduced by $2,629 in September 1996 by application of the Company's share of payments from Ecopetrol arising from the declaration of commerciality (Note 1).

    In accordance with the provisions of SFAS No. 107, the Company has estimated the fair value of the Funding Agreement to be $12,911 as of September 30, 1996 using a discount rate of 13% .


7)  Other Liabilities
    -----------------

    Other liabilities consist of the following:

                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------

    Interest payable to Lonrho Plc (Note 5)            $2,411       $2,367
    City of Long Beach (a)                              1,533        1,533
    Deferred compensation contracts (b)                   610          671
    Other                                                 151          535
                                                   -----------  -----------
                                                       $4,705       $5,106
                                                   ===========  ===========

    (a) The due date of this obligation has been extended from January 1, 1997 to January 1, 1999. As part of the extension, the Company agreed to pay interest at a rate of 6%, due January 1, 1999. In accordance with the provisions of SFAS No. 107, the Company has estimated the fair value of this liability to be $1,311 as of September 30, 1996 using a discount rate of 13% .

    (b) The Company has deferred compensation contracts with two former officers of the Company. The contracts were entered into to provide benefits greater than the amounts allowable (in accordance with IRS regulations) under a former defined benefit plan available to all employees (terminated in 1989). The amounts above represent the actuarial present value of the Company's liability under the contracts computed with discount rates of 8.0% and 7.5% for September 30, 1996 and 1995, respectively.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


8)  Contingent liabilities
    ----------------------

    The Company is involved in a number of legal and administrative proceedings incident to the ordinary course of its business. In the opinion of management, any liability to the Company relative to the various proceedings will not have a material adverse effect on the Company's operations or financial condition.

    The Company is subject to various environmental laws and regulations of the United States and Colombia. As is the case with other companies engaged in similar industries, the Company faces exposure from actual or potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Company's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. However, future environmental related expenditures cannot be reasonably quantified in many circumstances due to the conjectural nature of remediation and clean-up cost estimates and methods, the imprecise and conflicting data regarding the characteristics of various types of waste, the number of other potentially responsible parties involved, and changing environmental laws and interpretations. Management believes the reduced scope of the Company's operations following the sale of the Company's domestic oil and gas properties and the Fletcher refinery have significantly reduced the Company's potential exposure to environmental liability, including potential Superfund claims against Fletcher, which liability, in the opinion of management, is not material.


9)  Shareholders' Equity
    --------------------

    In addition to its common shares, the Company has authorized 10,000,000 shares of one dollar par value preferred stock. No preferred shares have been issued as of September 30, 1996.

    The Company has a stock option plan under which options to purchase common shares of the Company are granted to certain officers, directors and key employees. The options are priced equal to or greater than the market price in effect at the date of grant. Accordingly, no compensation expense is recognized in connection with this plan.

    The Company granted an option for 25,000 shares at $7.50 per share to a former officer in March 1995. The option was not granted under the stock option plan and was priced less than the market price at date of grant. Compensation of $138 was included in general and administrative expense at the date of grant. The option was exercised during 1996.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


9)  Shareholders' Equity (continued)
    --------------------------------

    The following table summarizes certain information relative to stock options outstanding:
                                                      Share
                                                     Options
                                                   -----------
    Outstanding at October 1, 1995                    187,732
      Granted (a)                                      50,000
      Exercised (b)                                   (33,500)
      Expired or terminated                                --
                                                   -----------
    Outstanding at September 30, 1996 (c)             204,232
                                                   ===========

    (a) An additional 14,000 options have been tentatively granted to two directors of the Company by the other members of the Board of Directors. This transaction is subject to shareholder approval at the next annual meeting.

    (b) Priced at $7.50.

    (c) Includes 54,232, 85,000, 15,000, and 50,000 options priced at $7.50,
        $14.625, $12.625, and $14.125, respectively; 154,232 options are exercisable at September 30, 1996.

    As of September 30, 1996 and 1995 additional options of 15,000 and 79,000, respectively, were available for future grants under the stock option plan.

    A total of 319,316 and 233,518 shares of common stock were issued during 1996 and 1995, respectively, in transactions not involving stock options. See Notes 3 and 5.


10) Income Taxes
    ------------

    The components of income tax expense (benefit) from continuing operations are as follows:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
    Current:
      Foreign                                              $5         $113          $--
    Deferred:
      Federal                                              --           --        ($190)
      State                                                --           --           (9)
                                                   -----------  -----------  -----------
                                                           $5         $113        $(199)
                                                   ===========  ===========  ===========

                                    48

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


10) Income Taxes (continued)
    ------------------------

    Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------
    Deferred tax assets, long-term:
      Domestic net operating loss carryforwards       $43,734      $42,739
      Foreign income tax basis of
        capitalized assets in excess of
        financial reporting basis                       1,432        1,355
      Income tax basis of real estate in
        excess of financial reporting basis             1,965        1,654
      Financial reporting basis of accrued
        liabilities in excess of tax basis              1,045        1,101
      Valuation allowances                            (47,467)     (45,643)
                                                   -----------  -----------
                                                          709        1,206
                                                   -----------  -----------
    Deferred tax liabilities, long-term:
      Foreign income tax depreciation in
        excess of financial reporting
        depreciation                                      709        1,206
                                                   -----------  -----------
                                                          709        1,206
                                                   -----------  -----------
    Net deferred tax liability                            $--          $--
                                                   ===========  ===========

    The differences between income tax expense (benefit) from continuing opera-tions and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before income taxes are as follows:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
    Benefit computed at the effective
      statutory rate                                  $(4,499)     $(2,365)     $(2,794)
    Reduction of future reversals by utilization
      of net operating loss carryforwards                  --           --           93
    State taxes, net                                       --           --           (9)
    Alternative minimum tax                                --           --         (190)
    Nondeductible interest                              1,425           --           --
    Losses from foreign operations                      1,919          215          137
    Foreign income tax expense                              5          113           --
    Net operating loss for which no benefit
      is recognized                                     1,155        2,150        2,564
                                                   -----------  -----------  -----------
                                                           $5         $113        $(199)
                                                   ===========  ===========  ===========

                                    49

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


10) Income Taxes (continued)
    ------------------------

    At September 30, 1996, the Company had the following domestic net operating loss and investment tax credit carryforwards:

<HEADING>
                                                                Alternative
                                                     Tax Net    Minimum Net  Investment
                                                    Operating   Tax Operating    Tax
    Year of Expiration                                Loss         Loss        Credit
    ------------------                             -----------  -----------  -----------
    Consolidated Carryforwards:
      2003                                             $3,166          $--
      2004                                             12,469      $10,917
      2005                                              2,803           --
      2006                                             26,612       22,012
      2007                                             15,781       30,041
      2008                                             25,551       23,919
      2009                                             13,115       14,517
      2010                                              7,616        7,620
      2011                                              3,298        3,298
                                                   -----------  -----------
                                                     $110,411     $112,324
                                                   ===========  ===========

    Separate Carryforwards (a)
      1997                                                $--          $--         $259
      1998                                                 --           --          144
      1999                                                 --           --          210
      2000                                            $12,397      $12,397           74
      2002                                              6,101        6,101           --
      2003                                              6,714       10,715           --
                                                   -----------  -----------  -----------
                                                      $25,212      $29,213         $687
                                                   ===========  ===========  ===========

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


11) Segment information
    -------------------

    Following reclassification of the Company's refining and marketing and real estate segments to discontinued operations in 1991, the Company's operations have been concentrated in one industry segment: the exploration for and production of reserves of oil and natural gas. In 1992, the Company sold
    substantially all of its domestic oil and gas reserves.   The Company's
    continuing activities are presently limited to exploration for oil and gas reserves located in Colombia. The Company has no foreign sales and no export sales as yet. The Company has no significant customers (comprising more than 10% of continuing operation's revenue) with which it will do business in the foreseeable future. Information segregating the Company's continuing domestic and foreign operations is as follows:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
    Sales and operating revenue:
      United States                                        $2          $23         $369
      Foreign                                              --           --           --
                                                   -----------  -----------  -----------
                                                           $2          $23         $369
                                                   ===========  ===========  ===========

    Operating profit (loss):
      United States                                      $(45)       $(140)        $155
      Foreign                                          (4,511)        (326)        (283)
                                                   -----------  -----------  -----------
      Operating loss                                   (4,556)        (466)        (128)
      Loss on sale of assets                               (6)          --       (1,240)
      Interest expense                                 (5,009)      (4,680)      (4,605)
      Corporate expense and other                      (1,781)      (1,697)      (2,244)
                                                   -----------  -----------  -----------
      Loss from continuing operations
        before income taxes                          $(11,352)     $(6,843)     $(8,217)
                                                   ===========  ===========  ===========

    Identifiable assets:
      United States                                    $2,973       $5,645       $9,175
      Foreign                                          21,567       12,753       15,733
                                                   -----------  -----------  -----------
                                                      $24,540      $18,398      $24,908
                                                   ===========  ===========  ===========

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


12) Discontinued Operations
    -----------------------

    In 1991, the Company adopted plans of disposal for its refining and marketing and real estate segments. The refining and marketing segment had operating revenues of $64 in 1994. A summary, by segment, of the results of discontinued operations is as follows:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
    Refining and marketing                              $(400)       $(650)     $(2,000)
    Real estate                                          (900)      (4,300)      (1,400)
    Income tax expense (benefit)                           --           --         (362)
                                                   -----------  -----------  -----------
                                                      $(1,300)     $(4,950)     $(3,038)
                                                   ===========  ===========  ===========

    Per share                                          $(0.10)      $(0.37)      $(0.23)
                                                   ===========  ===========  ===========

    In September 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represented the material portion of the Company's refining and marketing segment. Loss provisions pertaining to the refining and marketing segment of $400, $650 and $2,000 have been required in 1996, 1995 and 1994 for reasons described below.

    The agreement for the sale of Fletcher included a provision allowing the Company to share in the proceeds from the sale of certain components of the refinery equipment which the buyer planned to sell. Based on estimates of a broker of used refinery equipment, the Company recorded $1,000 as the estimated realizable value at the time of the transaction. The buyer and the Company have not succeeded in selling this equipment. In September 1994, the Company reduced the carrying value of the receivable by $600 on the basis of an offer from the buyer for the Company's share of equipment sale proceeds. In September 1996, the Company wrote off the remaining receivable of $400 as uncollectible.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


12) Discontinued Operations (continued)
    -----------------------------------

    In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by then Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which will be due. The State of California issued a preliminary report in June 1996 which concludes taxes and penalties of $10,820 are due as a result of the audit. However, no final audit report or assessment has been issued and the Company does not believe the preliminary report is accurate. The buyer has notified the Company that it claims indemnity in this matter. The Company has provided its consultant to Fletcher to assist in disputing the preliminary report. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available. The State of California's audit is still in process and could result in a liability different from that accrued when concluded.

    In 1989, the Company permanently suspended operations at its Newhall refinery because of expectations of continued operating losses. The Company reclassified the cost of Newhall's dismantled properties to the real estate segment. All costs incurred subsequent to 1989 have been charged against previously established loss provisions. In 1993, the Company suspended execution of a development plan for the property, now referred to as Valley Gateway, which included dismantling the refinery, effecting environmental remediation of the land and further developing the land to a condition where it could be sold as land ready for construction. This decision was made as a result of continued declines in the local real estate market and the Company's limited cash resources. Management believed that a sale of the property in its present condition with existing entitlements was the best course of action. The Company has conducted an environmental assessment of the refinery site and a remediation plan for the site has been submitted to the Regional Water Quality Control Board and has received staff approval. The Company estimates that $2.0 million would be incurred in executing the approved remediation plan; however, the Company expects to sell the property without incurring these costs by reducing the purchase price. The Company's estimate of the net realizable value of this property has been reduced by estimated remediation costs in determining the carrying value of the property and therefore the remediation costs will not affect future results of operations.

    In addition to the Valley Gateway property, the Company owns the 11 acre Via Verde Bluffs property, carried at $2,548 and $2,528 at September 30, 1996 and 1995, respectively. Both properties have been listed with brokers since 1994.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


12) Discontinued Operations (continued)
    -----------------------------------

    In 1995 and 1994, the carrying value of the real estate was reduced by $4,300 and $1,400, respectively, as a result of depressed demand in the local market, sale negotiations, and the timing of possible sales. In September 1996, the Company revised its estimate of the realizable value of the Valley Gateway property to zero, resulting in an additional loss provision of $900 and making the carrying value a liability of $346 (due to accruals for future carrying costs). This decision was made following three years of unsuccessful efforts to sell the property in its present state and little interest from potential buyers. Management believes it can dispose of the property and any associated liabilities for an insignificant price and little or no additional cost.

    Changes in the balance of real estate are as follows:

                                                        September 30,
                                                      1996         1995
                                                   -----------  -----------

    Beginning balance                                  $2,978       $6,851
      Development and dismantlement costs                  --           --
      Valuation provisions established                   (900)      (4,300)
      Valuation provisions used                           124          427
                                                   -----------  -----------
    Ending balance                                     $2,202       $2,978
                                                   ===========  ===========

    Remaining acres                                       116          116
                                                   ===========  ===========

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $262, $274 and $285 for 1996, 1995 and 1994, respectively.

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1996

                     (All Dollar Amounts in Thousands)

The following supplemental information regarding the oil and gas activities of Hondo Oil is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures About Oil and Gas Producing Activities." Estimated Reserve Quantities and the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves are presented on the basis of reserve reports prepared by Netherland, Sewell and Associates. Information regarding capitalized costs relating to oil and gas producing activities and costs incurred for property acquisition, exploration, and development activities are included in Note 3 to the consolidated financial statements.

SEC rules limit the disclosure of reserves to proved reserves. Proved reserves are estimated quantities of crude oil, condensate, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves do not include hydrocarbons the recovery of which is subject to reasonable doubt because of uncertainty as to economic factors. These rules mean that the Company cannot report reserves beyond the volumes that can be sold with reasonable certainty.

The Company successfully completed drilling of a second well in Colombia in September 1995. Construction of a pipeline and related wellhead facilities for production and transportation of the discovered natural and related liquids is underway. Production is expected to commence in the summer of 1997.

During fiscal 1996, three contracts covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream have been executed with the Colombian national oil company, Ecopetrol. These provide for (i) the sale of 100 million cubic feet of natural gas per day for the life of the concession (July 2015) at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods; (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.20 per thousand cubic feet of gas. In addition, negotiations are proceeding for sales of another 30 million cubic feet of natural gas per day to an electric generation facility proposed to be constructed adjacent to the concession.

The quantum of proved reserves which are reported below is economically limited to the volumes described above.

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


Assumptions used in determining proved reserves and future net cash flows are:

- Natural gas reserve volumes reportable as proved reserves are limited to 130 million cubic feet per day for the life of the concession (July 2015). Condensate reserves produced in association with the natural gas are a function of the natural gas reserves.
- The Company's share of reserves and future net cash flows is 15.444375%, subject to a royalty of 20% payable to the Colombian government.
- Prices of $21.31 per barrel of condensate and natural gas liquids and $1.20 per million British Thermal Units of natural gas are used in the cash flow projections for September 30, 1996. These prices were determined in accordance with the terms of the executed sales contracts described above. Both prices are held constant through the life of the properties. Production costs and capital costs were projected at current price levels.
- Pipeline capital and operating costs are not included in the cash flow projections because these costs will be recovered through pipeline tariffs.

Estimated Reserve Quantities
----------------------------

Proved reserves are estimated quantities of crude oil, condensate, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Estimates of oil and gas proved reserves and production, all located in Colombia, are as follows:
                                                     Oil (a)        Gas
                                                     (MBBLS)      (MMCF)
                                                   -----------  -----------
Proved reserves, October 1, 1995                           --           --
  Revisions in previous estimates                          --           --
  Extensions, discoveries and purchases                 2,337       61,561
                                                   -----------  -----------
Proved reserves, September 30, 1996                     2,337       61,561
                                                   ===========  ===========

  (a) All natural gas condensate

None of the above reserves may be classified as proved developed reserves until production commences.

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


Standardized Measure of Discounted Future Net Cash Flows Relating to
--------------------------------------------------------------------
Proved Reserves
---------------

The following table sets forth the computation of the standardized measure of discounted future cash flows relating to proved reserves. The standardized measure is the estimated future cash inflows from proved reserves less estimated future production and development costs, estimated future income taxes and a discount factor. Future cash inflows represent expected revenues from the production of proved reserves based on prices in existence at the fiscal year end. Escalation based on inflation, regulatory changes and supply and demand are not considered. Estimated future production and development costs related to future production of reserves are based on historical information, as available, and estimates drawn from similar gas fields in other locations. Such costs include, but are not limited to, production, drilling development wells and installation of production facilities. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using tax rates legislated in Colombia. Consideration is given to the effects of permanent differences, utilization of net operating loss carryforwards, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

The methodology and assumptions used in calculating the standardized measure are those required by SFAS NO. 69. It is not intended to be representative of the fair market value of proved reserves. The valuations of revenues and costs do not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.

                                                   For the year
                                                      ended
                                                   September 30,
                                                      1996
                                                   -----------

Future cash inflows                                  $126,564
Future production costs                               (33,934)
Future development costs                              (36,063)
Future income tax expenses                            (14,843)
                                                   -----------
  Net future cash flows                                41,724
10% annual discount for estimated timing
  of cash flows                                       (22,071)
                                                   -----------
Standardized measure of discounted
  future net cash flows                               $19,653
                                                   ===========

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1996

                     (All Dollar Amounts in Thousands)


Results of Operations for Oil and Gas Producing Activities
----------------------------------------------------------

The following table sets forth the results of operations from oil and gas producing and exploration activities. Income tax expense was computed using the statutory tax rate for the period adjusted for utilization of net operating loss carryforwards, permanent differences, tax credits and allowances.

<HEADING>                                                   For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1996         1995         1994
                                                   -----------  -----------  -----------
Revenues                                                   $2          $23         $369
Production costs                                       (2,745)        (166)        (386)
Exploration expenses                                   (1,769)        (169)          (2)
Depreciation, depletion and amortization                   --           --           --
                                                   -----------  -----------  -----------
                                                       (4,512)        (312)         (19)
Income tax benefit                                     (1,787)        (124)          (7)
                                                   -----------  -----------  -----------
Results of operations from exploration
  and production activities (excluding
  corporate overhead and interest)                    $(2,725)       $(188)        $(12)
                                                   ===========  ===========  ===========


                                       HONDO OIL & GAS COMPANY
                           Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                          September 30, 1996

                                  (All Dollar Amounts in Thousands)


<HEADING>
                                                                 Additions
                                                   Balance at   charged to                  Balance
                                                    beginning    costs and                  at end
                                                    of period    expenses    Write-offs    of period
                                                   -----------  -----------  -----------  -----------
Allowance for doubtful receivables:
Continuing operations:
  1996                                                   $399           $4         $(71)        $332
                                                   ===========  ===========  ===========  ===========
  1995                                                   $399          $--          $--         $399
                                                   ===========  ===========  ===========  ===========
  1994                                                   $555          $61        $(217)        $399
                                                   ===========  ===========  ===========  ===========


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

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements: See the Index to Financial Statements in Item 8 hereof.

    (2) Financial Statement Schedules:                   Page

        II.  Valuation and Qualifying Accounts              59

        Schedules other than those listed above are omitted because they are not required or not applicable, or because the information required in a schedule is otherwise included in the Notes to Consolidated Financial Statements.

    (3) Exhibits filed with this report:  See Item (c) below.

(b) Reports on Form 8-K:

    The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

(c) Exhibits: See Exhibit Index on page 63 for exhibits required by
    Item 601 of Regulation S-K.

(d) Financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders by Rule
    14a-3 (b)(1): See Item (a)(2) above.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-K for the year ended September 30, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HONDO OIL & GAS COMPANY

Date: December 27, 1996             By/s/ Stanton J. Urquhart
                                      ------------------------
                                      Stanton J. Urquhart
                                      Vice President


































                                (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the year ended September 30, 1996 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

<HEADING>
       Signature                                Title                             Date
-----------------------               --------------------------           -----------------
/s/ Dieter Bock                       Director                             December 27, 1996
-----------------------
DIETER BOCK


/s/ John J. Hoey                      President, Chief Executive           December 27, 1996
-----------------------               Officer, and Director
JOHN J. HOEY


/s/ C.B. McDaniel                     Secretary, Director                  December 27, 1996
-----------------------
C.B. MCDANIEL


/s/ Douglas G. McNair                 Director                             December 27, 1996
-----------------------
DOUGLAS G. MCNAIR


/s/ Nicholas J. Morrell               Director                             December 27, 1996
-----------------------
Nicholas J. Morrell


/s/ John F. Price                     Director                             December 27, 1996
-----------------------
JOHN F. PRICE


/s/ Robert K. Steer                   Director                             December 27, 1996
-----------------------
ROBERT K. STEER


/s/ R.E. Whitten                      Director                             December 27, 1996
-----------------------
R.E. WHITTEN


/s/ Stanton J. Urquhart               Vice President, Principal            December 27, 1996
-----------------------               Financial and Principal
STANTON J. URQUHART                   Accounting Officer


                               EXHIBIT INDEX


Exhibit
Number  Subject
------- ---------------------------------------------------------------------

   3.1  Restated Certificate of Incorporation.

   3.2  Bylaws, as amended on September 5, 1995.

* 4.1 Documents relating to the $1 million principal amount of California Pollution Control Authority, 7 1/2% Industrial Development Revenue Bonds (Newhall Refining Co., Inc. Project) including Installment Sale Agreement and Indenture of Trust.

* 4.2 Documents relating to the $5 million principal amount of California Pollution Control Financing Authority Pollution Control Revenue Bonds (Newhall Refining Co., Inc. Project), including Pollution Control Facilities Lease Agreement, Indenture, U.S. Small Business Administration Pollution Control Facility Payment Guaranty and Reimbursement Agreement.

* 10.1 Note Purchase Agreement and Letter Agreement dated November 28, 1988, between the Company and Thamesedge, Ltd.

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

Exhibit
Number  Subject
------- ---------------------------------------------------------------------

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

**10.11 Letter Agreement dated December 22, 1995, by and among the Company,
        Via Verde Development Company, Newhall Refining Co., Inc., Lonrho Plc and Thamesedge Ltd. and Note Amendments amending prior loan agreements and notes (Exhibits 10.1 through 10.10, above),(incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission on December 28, 1995).

**10.12 Revolving Credit Agreement dated as of June 28, 1996 between the
        Company and Thamesedge, Ltd., excluding exhibits and schedules (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 14, 1996).

**10.13 Noted dated June 28, 1996, for $13,500,000 from the Company to
        Thamesedge, Ltd. delivered pursuant to the Revolving Credit Agreement (Exhibit 10.12, above), (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 14, 1996).

**10.14 Guaranty dated as of June 28, 1996 of Hondo Magdalena Oil & Gas
        Limited guaranteeing the obligations of the Company under the Revolving Credit Agreement (Exhibit 10.12, above), (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 14, 1996).

Exhibit
Number  Subject
------- ---------------------------------------------------------------------

  10.15 Letter Agreement dated December 13, 1996, by and among the Company, Via Verde Development Company, Newhall Refining Co., Inc., and Thamesedge Ltd. and Note Amendments amending prior loan agreements and notes (Exhibits 10.1 through 10.11, above).

* 10.16 Employee Capital Appreciation Savings Plan, effective January 1, 1985.

**10.17 Form of Indemnity Agreement between Pauley and its directors and officers, approved January 27, 1987 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, filed with the Securities and Exchange Commission on December 28, 1992).

**10.18 Opon Association Contract (translation) dated July 15, 1987, between
        Ecopetrol and Opon Development Company, excluding exhibits and attachments (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, filed with Securities and Exchange Commission on January 13, 1992).

**10.19 Farmout Agreement dated August 9, 1993, among Hondo Magdalena Oil &
        Gas Limited, Opon Development Company and Amoco Colombia Petroleum Company, excluding exhibits (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Securities and Exchange Commission on August 16, 1993).

**10.20 New Operating Agreement dated as of August 9, 1993, among Hondo
        Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company, and Opon Development Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with Securities and Exchange Commission on December 28, 1993).

**10.21 Stock and Asset Purchase Agreement dated September 15, 1993, between
        Signal Oil & Refining Company, Inc. and the Company and Pauley Pacific Inc., excluding exhibits (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8- K dated October 12, 1993, filed with the Securities and Exchange Commission on October 12,
        1993).

**10.22 Letter Agreement dated February 2, 1994 between the Company and the
        City of Long Beach, excluding exhibits (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, filed with the Securities and Exchange Commission on February 14, 1994).

  10.23 Amendment to Letter Agreement dated November 26, 1996 between the Company and the City of Long Beach, excluding exhibits.

**10.24 Hondo Oil & Gas Company 1993 Stock Incentive Plan, excluding exhibits
        (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 28, 1994).

Exhibit
Number  Subject
------- ---------------------------------------------------------------------

**10.25 Funding Agreement for Tier 1 Development Project dated May 5, 1995, among Hondo Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company and Opon Development Company, excluding exhibits (except exhibit A) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on July 28, 1995).

**10.26 Memorandum of Understanding (translation) dated July 26, 1995, among
        Hondo Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company, Opon Development Company, and Empresa Colombiana de Petroleos, excluding exhibits (except Exhibit A) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on July 28, 1995).

  21    Subsidiaries of the Company.

  23    Consent of Ernst & Young LLP.

  27    Financial Data Schedules.


























--------

* These exhibits, which were previously incorporated by reference to the Company's reports which have now been on file with the Commission for more than 5 years, are not filed with this Annual Report pursuant to 17 C.F.R. 229.601(b)(4)(iii)(A). The Company agrees to furnish these documents to the Commission upon request.

**  Incorporated by reference