Form 10-K/A
period 1996-09-30
HONDO OIL & GAS CO
filed 1997-01-29
CIK 76696

                                     FORM 10-K/A

                                   Amendment No. 1

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

       Registrant's Common Stock outstanding at December 6, 1996 was 13,776,194 shares.


       DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

The following is a list of the directors of the Company:

Deiter Bock: Mr. Bock, 57, became a director of the Company on November 10, 1994. He joined Lonrho Plc in February 1993 as Joint Managing Director and Chief executive and in January 1995 became Managing Director and Chief Executive. In November 1996, he resigned as Managing Director and Chief Executive of Lonrho Plc and became a non-executive director. He is a director of The Hondo Company. He is also Chairman of the Supervisory Board of Advanta Management AG, a property development company based in Germany. He qualified as a lawyer at Marberg University and as an accountant at Munich University. See
Item 12, Security Ownership of Management and Certain Beneficial Owners of the Company.

John J. Hoey: Mr. Hoey, 57, became a director on June 2, 1993 and became President and Chief Executive Officer of the Company on December 1, 1993. He is a director and President or Managing Director of each of the Company's subsidiaries. He is also President and sole shareholder of Beneficial Capital Corp. of New York, an investment company with ownership in a number of public and private companies. From 1985 to 1992, he was associated with Atlantic Petroleum Corp. of Pennsylvania, including serving as President of Atlantic Refining and Marketing Corporation until its sale to Sun Co. in November 1988. From 1972 to 1984, Mr. Hoey held various executive positions in international banking and investment companies. From 1967 to 1971 he served in the U. S. Department of State in Saigon, South Vietnam. He is a director of GVC Corp., a publicly-held corporation, and a trustee of the Salk Institute.

C. B. McDaniel: Mr. McDaniel, 52, became a director of the Company on November 15, 1993. He joined the Company as Counsel in June 1988 and became Secretary of the Company on November 30, 1988. He is also Secretary or Assistant Secretary and director of each of the Company's subsidiaries. From 1980 to 1988, he was employed as an attorney for Atlantic Richfield Company in Houston and Dallas, Texas, and from 1975 to 1980, he was in private practice of law in El Paso, Texas.

Douglas G. McNair: Mr. McNair, 68, has been a director of the Company since February 25, 1993. He is an independent consultant for international transactions, marketing and negotiations. From 1985 to 1986 he was Vice President and Assistant to the Chairman and Chief Executive Officer of Atlantic Richfield Company. From 1977 to 1985, he was Vice President of Atlantic Richfield Company and worked with that company's subsidiary, Anaconda, in connection with international operations. From 1972 to 1977, he was Vice President of Atlantic Richfield Company in charge of international marketing. From 1970 to 1972, he was President and Chief Executive Officer of Atlantic Richfield Company's Brazilian marketing subsidiary.

Nicholas J. Morrell: Mr. Morrell, 49, became a director of the Company on November 21, 1996. He was appointed a director of Lonrho Plc in 1992, the Deputy Managing Director in 1994, and Chief Executive in November 1996. In 1978, Mr. Morrell joined The Observer newspaper which subsequently became a member of the Lonrho Group in 1981, becoming Managing Director in 1988 and, in 1989, was appointed Chief Executive in charge of Lonrho's printing and publishing operations. See Item 12, Security Ownership of Management and Certain Beneficial Owners of the Company.

John F. Price: Mr. Price, 55, became a director of the Company on November 16, 1992 and is a director of Hondo Magdalena Oil & Gas Limited. He is also President and a director of The Hondo Company. He has been President of

Princess Hotels International, Inc. and Lonrho, Inc. and Executive Vice President of Princess Properties International Limited since March 1983. He was appointed an Associate Director of Lonrho Plc in 1991. He is a Chartered Accountant and joined the Lonrho group in 1969. He was appointed Managing Director of Lonrho (Zambia) Ltd. in 1974 and was Managing Director of Lonrho (Zimbabwe) Ltd. from 1979 to 1983. See Item 12, Security Ownership of Management and Certain Beneficial Owners of the Company.

Robert K. Steer: Mr. Steer, 66, became a director of the Company on November 10, 1994. He has been an independent consulting geologist since 1987. He retired from Exxon Corporation in 1986 where he served as Executive Vice President of Esso Exploration, Inc. from 1982 to 1986. From 1978 to 1981, he was Exploration Department Manager for Exxon Corporation, and from 1974 to 1978, he was President and Managing Director of Exxon Malaysia Inc.

R. E. Whitten: Mr. Whitten, 56, has been a director of the Company since January 19, 1988 and is director of Hondo Magdalena Oil & Gas Limited. He has been an Executive Director of Lonrho Plc since July 1981 and became Finance Director on January 1, 1995. He joined the Lonrho group in 1978. He is also a director of some 50 other companies in the Lonrho group, including Princess Hotels International, Inc. and The Hondo Company. See Item 12, Security Ownership of Management and Certain Beneficial Owners of the Company.

EXECUTIVE OFFICERS

The following is a list of the executive officers of the Company and their positions:

     Officer                  Position
     -------                  --------

     John J. Hoey             President, Chief Executive Officer
     S. J. Urquhart           Vice President and Controller
     C. B. McDaniel           Secretary and Counsel

S. J. Urquhart: Mr. Urquhart, 34, joined the Company on May 15, 1988 as a Financial Analyst and became Controller of the Company on August 1, 1992. He was appointed Vice President and Controller on May 3, 1994. He is also a director and Vice President of each of the Company's subsidiaries and a director of Hondo Magdalena Oil & Gas Limited. Mr. Urquhart is a Certified Public Accountant and was employed by Ernst & Whinney (now Ernst & Young LLP) from 1984 to 1988.

For descriptions of the other executive officers of the Company, see Directors, above.

REPORTS UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Company with copies.

     Based on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, from October 1, 1995 to September 30, 1996, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with except the following: (i) one report, covering one transaction, was filed late by The Hondo Company and Lonrho, Inc., reflecting a previously announced transaction with Robert O. Anderson and family; (ii) two reports covering two transactions were filed late by Robert O. Anderson, one of which reflected the previously announced transactions with Lonrho, Inc. and The Hondo Company; and (iii) two reports, covering three transactions were filed late by Thamesedge Ltd., individually and as the designated filer for Lonrho Plc, Lonrho, Inc. and The Hondo Company, two of which involved inter-company share transfers from parent to subsidiary and from subsidiary to parent and the third involved a transfer of 14,000 shares to an individual.

Item 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                 LONG TERM
                                 ANNUAL COMPENSATION            COMPENSATION
                         -------------------------------------- ------------
                                                                 SECURITIES
                                                 OTHER ANNUAL    UNDERLYING     ALL OTHER
   NAME AND PRINCIPAL         SALARY  BONUS     COMPENSATION(1) OPTIONS/SARS COMPENSATION(2)
        POSITION         YEAR   ($)    ($)            ($)           (#)            ($)
   ------------------    ---- ------- ------    --------------- ------------ ---------------
John J. Hoey............ 1996 194,062     --           --          22,000         9,703
 Chief Executive Officer 1995 170,833     --           --          50,000         8,542
                         1994 150,000     --           --         100,000         1,875
Stanton J. Urquhart..... 1996  86,094 20,000(3)        --           8,000         4,305
 Vice President          1995  73,333     --           --          15,000         2,233
                         1994  58,750     --           --          15,000           588
C.B. McDaniel........... 1996 166,018 20,000(3)        --          10,000         8,451
 Secretary               1995 142,583     --           --          20,000         7,129
                         1994 130,500     --           --          20,000         6,525

--------

(1) Includes perquisites and other personal benefits, securities or property only if the aggregate amount of such compensation is greater than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(2) The amounts in this column are the matching contributions made by the Company under its profit sharing plan described below.

(3) This amount was paid to Messrs. Urquhart and McDaniel for relocation and in lieu of expenses thereof.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                           POTENTIAL
                                                                           REALIZABLE
                                                                            VALUE AT
                                                                         ASSUMED ANNUAL
                                                                         RATES OF STOCK
                                                                             PRICE
                                                                          APPRECIATION
                                                                           FOR OPTION
                          INDIVIDUAL GRANTS(1)                               TERM(2)
------------------------------------------------------------------------ --------------
                          NUMBER OF    % OF TOTAL
                          SECURITIES  OPTIONS/SARS EXERCISE
                          UNDERLYING   GRANTED TO  OR BASE
                         OPTIONS/SARS EMPLOYEES IN  PRICE    EXPIRATION
          NAME           GRANTED (#)  FISCAL YEAR   ($/SH)      DATE     5% ($) 10% ($)
          ----           ------------ ------------ -------- ------------ ------ -------
John J. Hoey............    22,000         55%     $14.125  May 28, 2001 85,854 189,716
S.J. Urquhart...........     8,000         20%     $14.125  May 28, 2001 31,220  68,988
C.B. McDaniel...........    10,000         25%     $14.125  May 28, 2001 39,025  86,235

--------

(1) The options to Messrs. Hoey, Urquhart and McDaniel were granted on May 28, 1996 under the Company's 1993 Stock Incentive Plan (the "Plan"). Each option became exercisable as to 50% of the total shares granted six months after the date of grant; the remaining 50% will become exercisable 18 months after the date of grant. In each case, the options were granted at an exercise price equal to the fair market value of the shares (as defined in the Plan) on the date of grant. Upon a recipient's termination of employment, options that are not yet exercisable will terminate; options that are exercisable will terminate three months after the termination of employment (one year in the case of death, retirement or total disability). Each option will terminate in all events not later than the expiration date of the option. The 1993 Stock Incentive Plan Committee administers the Plan and may modify and amend previous options granted, subject to the terms of the Plan.

(2) These columns present hypothetical future values of the stock obtainable upon exercise of the options net of the option's exercise price, assuming that the market price of the Company's common stock appreciates at a five and ten percent compound annual rate over the five year term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the proxy rules and do not necessarily reflect management's assessment of the Company's future stock performance.

   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                     VALUE

                                             LONRHO PLC(1)     HONDO OIL & GAS
                                           ------------------ ------------------      VALUE OF
                                               NUMBER OF          NUMBER OF         UNEXERCISED
                                              UNEXERCISED        UNEXERCISED        IN-THE-MONEY
                          SHARES            OPTIONS/SARS AT    OPTIONS/SARS AT    OPTIONS/SARS AT
                         ACQUIRED          SEPTEMBER 30, 1996 SEPTEMBER 30, 1996 SEPTEMBER 30, 1996
                            ON     VALUE          (#)                (#)                ($)
                         EXERCISE REALIZED    EXERCISABLE/       EXERCISABLE/       EXERCISABLE/
          NAME             (#)      ($)      UNEXERCISABLE      UNEXERCISABLE      UNEXERCISABLE
          ----           -------- -------- ------------------ ------------------ ------------------
John J. Hoey............     --        --        0/100,000      80,232/11,000      172,615/37,795
S.J. Urquhart...........  7,500    75,000         0/10,000       19,000/4,000         9,125/6,239
C.B. McDaniel...........     --        --    19,832/10,000       45,000/5,000       161,875/9,109

--------

(1) The Board of Directors of Lonrho Plc grants options to employees of companies in which Lonrho Plc owns an interest. See Item 12, Security Ownership of Management and Certain Beneficial Owners of the Company. The options are granted under plans adopted and administered by Lonrho Plc.

(2) The value of unexercised in-the-money options was determined by multiplying the value of the underlying shares at September 30, 1996 ($2.68 per share for Lonrho Plc and $15.00 per share for Hondo Oil & Gas Company) less the amount per share payable by the option holder upon exercise, times the number of shares subject to the option.

LONG TERM INCENTIVE PLAN AWARDS. There were no awards made to the named executive officers in the fiscal year ended September 30, 1996, under any long-term incentive plan.

DEFINED BENEFIT AND ACTUARIAL PLANS. No defined benefit or actuarial plan exists with respect to the named executive officers. The Company has made available to all full-time administrative employees who have completed at least one year of service a defined contribution profit sharing plan ("401(k) Plan"). Qualifying employees may contribute up to 10% of their annual earnings, but not in excess of the maximum allowed by Internal Revenue Service regulations, and the Company will match employee contributions up to a maximum of 5% of an employee's annual earnings. Matching contributions made by the Company under the 401(k) plan for the benefit of the named executive officers are included in the Summary Compensation Table, above.

COMPENSATION OF DIRECTORS. Outside directors are paid $15,000 per year and Messrs. McNair and Steer were paid this amount during fiscal year 1996. In September 1995, Messrs. McNair and Steer were appointed by the Board of Directors to a Special Committee to consider a proposed transaction with the Company's majority shareholder, The Hondo Company. In the resolutions appointing the Special Committee, the Board also approved compensation for the two directors for time required for the work of the Special Committee. During fiscal 1996, Messrs. McNair and Steer were paid $7,250 and $9,700, respectively, for their services on the Special Committee. The Special Committee was terminated in January 1996. Mr. Steer was also paid $4,200 during fiscal 1996 for consulting services.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS. The Company has entered into Termination Benefits Agreements dated February 23, 1995 with Messrs. Urquhart and McDaniel. These agreements provide for an extended severance benefit to the two executives in the event of a change of control of the Company. Such benefit is payable if, within three years after the change of control occurs (i) the Company terminates the employment of the executive for any reason other than cause (as defined in the agreement), death, the executive's attainment of age 65 or total and permanent disability or (ii) the executive voluntarily terminates employment, in his discretion, for any reason. As defined in the agreement, a "change of control" means after February 23, 1995, (i) attaining ownership of 50% or more of the shares of voting stock of the Company by any person or group (other than a person or group including the executive or with whom or which the executive is affiliated); (ii) the occurrence of a change of control required to be described under the rules of the Securities and Exchange Commission; (iii) the sale by the Company of 50% or more of the shares of the voting stock of its wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited; or (iv) the sale of all or substantially all of Hondo Magdalena Oil & Gas Limited's 30% interest in the Opon Association Contract, Department of Santander, Colombia. A "change of control" shall not include changes in ownership of the shares of voting stock of the Company occurring among or between The Hondo Company, Robert O. Anderson, Robert B. Anderson, Phelps Anderson, Lonrho, Inc., Scottsdale Princess, Inc., Lonrho Plc or the affiliates of any of them. The amount of the extended severance benefit payable under the agreement is two times the executive's average annual compensation for the last two calendar years preceding the date upon which a change of control occurs, except that if all or part of such benefit would be nondeductible by the Company for federal income tax purposes because of limitations on "parachute payments," then the benefit would be reduced to the amount so deductible. The agreements expire on February 23, 2000, if no event constituting a change of control has occurred prior to that date. If a change of control occurs prior to February 23, 2000, then the agreements terminate on the date that is three years after the change of control occurs.

REPRICING OF OPTIONS/SARS. During the fiscal year ended September 30, 1996, no adjustments or amendments of the exercise price of stock options or SARs previously awarded to the executive officers named above were made.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS. Messrs. Price and Whitten, members of the Compensation and Benefits Committee and the 1993 Stock Incentive Plan Committee, are President and director, and director, respectively, of The Hondo Company and also Associate Director and Finance Director, respectively, of Lonrho Plc. Mr. Morrell (who is not a member of either committee) is Managing Director and Chief Executive of Lonrho Plc. Mr. Bock is a non-executive director of Lonrho Plc and a director of The Hondo Company. See Item 12, Security Ownership of Management and Certain Beneficial Owners of the Company. The Company has entered into loan and certain other transactions with Lonrho Plc and its affiliates.

On November 30, 1988, the Company made a private placement of a $75,000,000 13.5% Senior Subordinated Note to Thamesedge Ltd., a wholly owned subsidiary of Lonrho Plc. The terms of the transaction were approved by all of the disinterested directors of the Company upon the recommendation of a special committee of the Board appointed to review the transaction. The terms are substantially the same as those which were under discussion and negotiation with an underwriter for a public offering of a similar debt instrument and were no less favorable to the Company than could be obtained with non- affiliated parties.

During calendar year 1991, the Company entered into and amended a loan agreement with Lonrho Plc pursuant to which it borrowed the sum of $32,000,000. At the time the loans were made, the interest rates were similar to that in the Company's former working capital loan with a bank for its refining and marketing operations. The terms of the loan, and all amendments thereto, were approved by all of the disinterested directors of the Company and were no less favorable to the Company than could be obtained with non-affiliated parties.

On December 18, 1992, the Company entered into an agreement with Lonrho Plc and Thamesedge Ltd. to defer interest and principal payments on the loans described above. As consideration for the deferral of interest and principal payments, the Company granted Lonrho Plc a 5% share of the Company's net profits, as defined, under the Opon Contract. On April 30, 1993, Lonrho Plc loaned the Company an additional $3,000,000, and as security the Company granted to Lonrho Plc a mortgage on certain real property. On June 25, 1993, Lonrho Plc loaned the Company an additional $4,000,000, and as security the Company granted to Lonrho Plc a mortgage on certain other real property. The interest rate of the new loans was the same as that for other loans from Lonrho Plc. The terms of the agreement to defer interest and principal payments and the terms of the new loans were approved by all of the disinterested directors of the Company and were no less favorable to the Company than could be obtained with non-affiliated parties.

On December 17, 1993, Thamesedge and Lonrho Plc agreed to add interest accrued at September 30, 1993 to principal, to reduce the annual interest rate on each of the foregoing loans to the Company to 6% effective September 30, 1993, and to defer principal payments on the loans. Lonrho Plc and the Company have further agreed that, if the Company does not have sufficient cash resources to pay interest on any of the foregoing indebtedness of the Company when due, the Company may offer to pay such interest in shares of its common stock valued at their market price on the day the interest is due. Thereupon Lonrho Plc may either accept such offer or add the amount of interest then due to the remaining outstanding principal balance of the applicable obligation. The terms of these agreements were approved by all of the disinterested directors of the Company and were no less favorable to the Company than could be obtained with non-affiliated parties.

On October 18, 1994, the Company paid to Lonrho Plc $5,000,000 to repay a portion of the loans made in calendar 1991. At the same time, Lonrho Plc provided a $5,000,000 loan facility to the Company. On November 10, 1994, Thamesedge and Lonrho Plc agreed to extend the maturities of all of the above debts to not earlier than October 1, 1996. The terms of the loan facility and the agreement to extend debt maturities were approved by all of the disinterested directors of the Company and were no less favorable to the Company than could be obtained with non-affiliated parties.

On December 22, 1995, Thamesedge and Lonrho Plc agreed to extend the maturities of all the above debts to not earlier than October 1, 1997.

On March 29, 1996, Lonrho Plc assigned to Thamesedge all of its interest in the above loans and indebtedness. On June 28, 1996, the Company and Thamesedge entered into a Revolving Credit Agreement under which Thamesedge agreed to loan to the Company $13.5 million. The interest rate on this loan is 13%, and interest is payable as provided in the December 17, 1993 letter agreement described above. The terms of the Revolving Credit Agreement were approved by all of the disinterested directors of the Company and were no less favorable to the Company than could be obtained with non-affiliated parties. On April 1, 1996, 197,944 shares of common stock of the Company were issued to Thamesedge in payment of interest due of $2,375,329. Interest of $2,410,875 accrued on the loans described above in fiscal 1996 was added to principal of the debts on October 1, 1996.

     On December 13, 1996, Thamesedge agreed to extend the maturities of all the above debts to not earlier than January 1, 1998. As consideration for the extensions and certain other financial undertakings, the Company has granted to Lonrho a security interest in all of the shares of the Company's subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), and agreed to give Thamesedge an option to convert $13.5 million of the November 1988 indebtedness to Thamesedge into the Company's common stock. The debt will be convertible at Lonrho's option at any time prior to maturity (January 1, 1998) at a rate of $12.375 per share. The conversion price is 110% of the closing price of the

Company's common stock on December 11, 1996. The portion of the debt that may be converted into common stock will not be secured by the pledge of the Hondo Magdalena shares. The option to convert the debt into common stock is subject to the approval of the Company's shareholders. If the conversion option is not approved by the shareholders, the interest rate on the $13.5 million will revert to 13.5%, the rate of interest on such debt prior to the December 17, 1993 letter agreement.

F. E. Wright, a subsidiary of Lonrho Plc, acts as insurance broker for the Company's directors' and officers' liability insurance. The insurance companies who provide the policy are those from whom coverage could be obtained by the use of other insurance brokers. The terms of the policy are identical to the ones which could be obtained through an independent broker. Based upon quotes received from other brokers, management believes that F. E. Wright is able to obtain more favorable premiums for the insurance coverage by virtue of inclusion in the larger, group-wide programs of Lonrho Plc, and that the terms and cost of the insurance coverage are no less favorable to the Company than could be obtained with non-affiliated parties. During the fiscal year ended September 30, 1996, F. E. Wright received commissions of $35,625 in respect of policies issued to the Company.

COMPENSATION AND BENEFITS COMMITTEE REPORT

To:  The Board of Directors

As members of the Compensation and Benefits Committee, it is our duty to review and determine salaries of officers, to review and approve officers' employment contracts, and to review and establish Company policy with respect to compensation of all employees.

For the majority of the past fiscal year, Mr. Hoey's compensation was $190,000 annually. He was also granted a new option for 22,000 shares of the Company's common stock during the fiscal year by the 1993 Stock Incentive Plan Committee which now administers the 1993 Stock Incentive Plan, and is composed of Messrs. Price and Whitten. This compensation was considered to be necessary to induce Mr. Hoey to remain as CEO of the Company, given the financial condition of the Company and alternative opportunities that may be available to him. Also, this compensation was intended to compensate Mr. Hoey for frequent travel to Colombia and to reward him for his achievements on behalf of the Company. His compensation, particularly the stock option he has been granted, is intended to provide incentive to Mr. Hoey to continue to improve the Company's financial condition.

The Committee has concluded that the executive officers must be compensated for the extraordinary time and efforts required of such a small group and for uncertainties associated with the future of the Company.

During the past fiscal year, the 1993 Stock Incentive Plan Committee made new grants of options to Mr. Hoey for 22,000 shares, to Mr. McDaniel for 10,000 shares and to Mr. Urquhart for 8,000 shares. The 1993 Stock Incentive Plan Committee and the Board feel there is a definite need for stock option incentives given the present condition of the Company. Without such incentives it might prove difficult to keep the three key executives. In making awards of options, the 1993 Stock Incentive Plan Committee considered the amount and terms deemed necessary to retain the executive officers, to reward them for their efforts, and to provide a supplement to cash compensation, as well as the number of shares available under the plan. Also, as a further means of retaining key executives, Termination Benefits Agreements, providing for extended severance benefits to the two officers in the event of a change of control of the Company, were put in place in fiscal 1995 for Messrs. McDaniel and Urquhart.

An annual fee of $15,000 is paid to outside directors (Messrs. McNair and Steer). In addition, during the fiscal year, Messrs. McNair and Steer received

$7,250 and $9,700, respectively, as compensation for their services on the Special Committee appointed by the Board of Directors to consider a proposed transaction with the Company's majority shareholder, and Mr. Steer was paid $4,200 for his services to the Company as a consultant. Subject to the approval of the shareholders, Messrs. McNair and Steer have been granted options for 7,000 shares each.

          Compensation and Benefits Committee

          Robert K. Steer, Chairman
          John F. Price
          R. E. Whitten

          Date: January 27, 1997


The above report of the Compensation and Benefits Committee will not be deemed to be incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates same by reference.

PERFORMANCE GRAPH

The following graph compares the yearly change in the Company's cumulative total shareholder return on its common stock to that of the American Stock Exchange Market Index and MG Industry Group 36, an industry index of companies engaged in oil and gas exploration and production.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                               FISCAL YEAR ENDED
     ----------------------------------------------------------------------
                             HONDO OIL &    INDUSTRY     BROAD
                             GAS CO.        INDEX        MARKET
---------------------        -----------    --------     ------
Measurement Pt- 10/01/1991   $100           $100         $100
1992                         $ 55.56        $ 87.32      $104.36
1993                         $ 52.78        $106.88      $122.51
1994                         $112.96        $115.73      $124.86
1995                         $144.44        $119.96      $150.45
1996                         $111.11        $139.88      $156.58

                     ASSUMES $100 INVESTED ON OCT. 1, 1991
                          ASSUMES DIVIDENDS REINVESTED
                        FISCAL YEAR ENDING SEP. 30, 1996

The stock price performance depicted in the above graph is not necessarily indicative of future price performance. The Performance Graph will not be deemed to be incorporated by reference in any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act 1934, except to the extent that the Company specifically incorporates same by reference.

Item 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF THE COMPANY

The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of January 16, 1997, by (i) each person who is known by the Company to own beneficially more than five percent of the Company's common stock, (ii) each nominee for director, (iii) each of the

Company's directors and executive officers and (iv) all directors and executive officers of the Company as a group. Under Securities and Exchange Commission rules, several persons may be deemed to be the beneficial owners of the same shares. As a result, readers are urged to read the footnotes to the following table.

                                                                     PERCENTAGE
                                                 COMMON STOCK            OF
                                               BENEFICIALY OWNED    COMMON STOCK
                                               -----------------    ------------
      The Hondo Company.......................    10,234,596(1)(2)      74.3%
      Lonrho Plc..............................    10,234,596(1)(2)      74.3%
      Lonrho, Inc.............................    10,234,596(1)(2)      74.3%
      Thamesedge Ltd..........................    10,234,596(1)(2)      74.3%
      Dieter Bock.............................             0(3)           --
      John J. Hoey............................       111,000               *
      C. B. McDaniel..........................        45,000               *
      Douglas G. McNair.......................        15,000               *
      Nicholas J. Morrell.....................             0(3)           --
      John F. Price...........................             0(3)           --
      Robert K. Steer.........................        15,000               *
      S. J. Urquhart..........................        19,000               *
      R. E. Whitten...........................             0(3)           --
      All directors and executive officers as
       a group................................       205,000             1.5%

--------
*less than 1%

(1) These 10,234,596 shares are owned as follows: The Hondo Company, 410 East College Blvd., Roswell, NM 88201, 9,451,200 shares; and Thamesedge Ltd., Four Grosvenor Place, London SW1X 7DL, England, 783,396 shares. The Hondo Company is owned as follows: Lonrho, Inc., 805 Third Avenue, New York, New York 10022, 81.8%, and Robert O. Anderson, W. Phelps Anderson and Robert B. Anderson (the Anderson Family), 410 East College Boulevard, Roswell, New Mexico 88201,
18.2%.

Lonrho, Inc. and Thamesedge Ltd. are indirect, wholly-owned subsidiaries of Lonrho Plc. Because they may be deemed a group, within the meaning of Rule 13d-5 under the Securities and Exchange Act of 1934 (the "Exchange Act"), each of The Hondo Company, Lonrho Plc., Lonrho, Inc. and Thamesedge Ltd. may be deemed to be the beneficial owner, within the meaning of Rule 13d-3 under the Exchange Act, of 10,234,596 shares. Lonrho Plc, by virtue of its ownership interest in each of The Hondo Company, Lonrho, Inc. and Thamesedge Ltd., may be deemed to share the right to direct the voting and disposition of 10,234,596 shares which
(a) as to 9,451,200 shares, by virtue of its 81.8% ownership interests in The Hondo Company, Lonrho, Inc. may also be deemed to be the beneficial owner with shared voting and dispositive power (subject, as discussed in Note (2) below to The Hondo Company's obligation to retain 800,000 shares to satisfy the rights of the Anderson Family to require The Hondo Company to redeem the Anderson Family's interests in The Hondo Company) and (b) as to 783,396 shares owned by Thamesedge Ltd., Thamesedge Ltd. is also a beneficial owner.

(2) Lonrho Plc, Lonrho, Inc. and Scottsdale Princess, Inc. ("Scottsdale") completed a transaction on January 5, 1996, through which Lonrho, Inc. now controls The Hondo Company. Prior to the transaction, control of the Company was effectively shared. The transaction was completed pursuant to a Revised Settlement Agreement dated December 20, 1995, and amended January 6, 1996 and May 14, 1996, among Lonrho Plc, Lonrho Inc., Scottsdale, The Hondo Company and the Anderson Family. Under the Revised Settlement Agreement, among other things, (a) Scottsdale acquired 25% of the issued and outstanding common stock of The Hondo Company from Robert O. Anderson, increasing the ownership of the Lonrho, Inc. and Scottsdale in The Hondo Company to 75% and decreasing the ownership interest of the Anderson Family in The Hondo Company to 25%; (b) Robert O. Anderson was released from all his guaranties of indebtedness of The Hondo Company and the Company to Lonrho Plc; (c) the Shareholders' Agreement dated October 17, 1986 among Lonrho, Inc., the Anderson Family and The Hondo Company, which (while not directly related to the Company's common stock held by The Hondo Company) required Lonrho, Inc., on the one hand, and the Anderson Family, on the other hand, to designate an equal number of directors of The Hondo Company, became null and void, thus enabling Lonrho, Inc. and Scottsdale, as majority shareholders of The Hondo Company, to elect all of The Hondo Company's directors and control The Hondo Company's policies; (d) Lonrho Plc loaned to The Hondo Company $9.5 million and The Hondo Company repaid loans due to the Anderson Family in the same amount; (e) all litigation between the parties to the Revised Settlement Agreement was discontinued with prejudice; (f) the Anderson Family agreed that their 25% interest in The Hondo Company will be exchanged for 1,200,000 shares of common stock of the Company which they, acting solely through Robert O. Anderson, would have the right to call at the rate of 400,000 shares annually for three consecutive years beginning January 5, 1997 in exchange for one-third annually of their aggregate 25% interest in The Hondo Company, while The Hondo Company has the right, beginning January 5, 1999, to put to the Anderson Family so much of the 1,200,000 shares of common stock of the Company which the members of the Anderson Family have not previously required The Hondo Company to transfer in exchange for their remaining interest in The Hondo Company; and (g) Lonrho Plc has agreed to cause The Hondo Company, and The Hondo Company has agreed, to support Robert O. Anderson to be elected as a director of the Company for five years; however, Mr. Anderson subsequently resigned as a director of the Company.

On May 14, 1996, the parties to the Revised Settlement Agreement entered into a second amendment pursuant to which The Hondo Company redeemed from the Anderson Family approximately 1/12 of the Anderson Family's 25% interest in The Hondo Company in exchange for 100,000 shares of the common stock of the Company. Scottsdale, in June 1996, assigned all of its interest in The Hondo Company to Lonrho, Inc. and has no further interest or obligation under the Revised Settlement Agreement. On January 16, 1997, pursuant to the Revised Settlement Agreement, The Hondo Company redeemed from the Anderson Family approximately 1/4 of the Anderson Family's original 25% interest in The Hondo Company in exchange for 300,000 shares of the common stock of the Company.

(3) Nicholas J. Morrell is Managing Director and Chief Executive of Lonrho Plc. Dieter Bock is a non-executive director of Lonrho Plc and a director of The Hondo Company. John F. Price is an Associate Director of Lonrho Plc, President of Lonrho, Inc. and President and director of The Hondo Company. R. E. Whitten is Finance Director of Lonrho Plc and a director of Lonrho, Inc., Thamesedge Ltd. and The Hondo Company. See Notes (1) and (2), above, Directors and Executive Officers of Registrant in Item 10, and Compensation Committee Interlocks and Insider Participation in Compensation Decision in Item 11. None of these directors of the Company hold shares of the Company's common stock individually.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Compensation Committee Interlocks and Insider Participation in Compensation Decisions in Item 11.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-K for the year ended September 30, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HONDO OIL & GAS COMPANY

Date: January 28, 1997             By /s/ Stanton J. Urquhart
                                      ------------------------
                                      Stanton J. Urquhart
                                      Vice President