Form 10-Q
period 1996-12-31
HONDO OIL & GAS CO
filed 1997-02-14
CIK 76696

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


      (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: December 31, 1996

                                     OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to


                                   1-8979
                          (Commission File Number)


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


  The registrant has one class of common stock outstanding. As of February 10, 1997, 13,781,194 shares of registrant's $1 par value common stock were outstanding.

                          HONDO OIL & GAS COMPANY

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996





                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION


  Item 1  Financial Statements:

          Consolidated Balance Sheets as of
            December 31, 1996 and September 30, 1996                      3

          Consolidated Statements of Operations for the three
            months ended December 31, 1996 and 1995                       4

          Consolidated Statements of Cash Flows for the three
            months ended December 31, 1996 and 1995                       5

          Notes to Consolidated Financial Statements                      6


  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings                                              20

  Item 6  Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                               20

                                   PART I

Item 1  FINANCIAL STATEMENTS

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                                December 31,  September 30,
                                                   1996           1996
                                               -------------  -------------
ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                          $1,111           $374
  Accounts receivable, net of allowances
    of $210 and $332, respectively                      321            317
  Prepaid expenses and other                            187             79
                                               -------------  -------------
    Total current assets                              1,619            770

Properties, net (Note 2)                             27,178         21,248
Net assets of discontinued operations (Note 7)        2,314          2,202
Other assets                                            438            320
                                               -------------  -------------
                                                    $31,549        $24,540
                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                     $780         $2,849
  Current portion of long-term debt                     762            738
  Accrued expenses and other (Note 3)                 2,870          2,292
                                               -------------  -------------
    Total current liabilities                         4,412          5,879

Long-term debt, including $88,520 and
  $80,109, respectively, payable to a
  related party                                      91,480         83,334
Funding agreement (Note 4)                           15,172         11,513
Other liabilities, including $1,373 and
  $2,411, respectively, payable to a
  related party (Note 5)                              3,750          4,705
                                               -------------  -------------
                                                    114,814        105,431

Contingent liabilities (Note 7)

Shareholders' equity (deficit):
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,781,194 and 13,776,194, respectively          13,781         13,776
  Additional paid-in capital                         53,635         53,581
  Accumulated deficit                              (150,681)      (148,248)
                                               -------------  -------------
                                                    (83,265)       (80,891)
                                               -------------  -------------
                                                    $31,549        $24,540
                                               =============  =============



The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                For the three months ended
                                                       December 31,
                                               ----------------------------

                                                   1996           1995
                                               -------------  -------------

REVENUES
Sales and operating revenue                             $--            $--
Other income                                             15             26
                                               -------------  -------------
                                                         15             26
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs (reimbursements)                        (55)             7
Depreciation, depletion, and amortization                58             38
Overhead, Colombian operations                          616          1,285
General and administrative                              398            375
Exploration costs                                        11            871
Interest on indebtedness including $1,373
  and $1,131, respectively, to a
  related party                                       1,422          1,131
                                               -------------  -------------
                                                      2,450          3,707
                                               -------------  -------------
Loss from continuing operations
  before income taxes                                (2,435)        (3,681)
Income tax expense (benefit)                             (2)            --
                                               -------------  -------------
Loss from continuing operations                      (2,433)        (3,681)

Loss from discontinued operations (Note 7)               --             --
                                               -------------  -------------
Net Loss                                            $(2,433)       $(3,681)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.18)        $(0.27)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(0.18)        $(0.27)
                                               =============  =============

Weighted average common shares outstanding       13,777,861     13,564,750












The accompanying notes are an integral part of these financial statements.

                                  HONDO OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (In Thousands)


                                                               For the three months ended
                                                                      December 31,
                                                              ----------------------------
                                                                  1996           1995
                                                              -------------  -------------
Cash flows from operating activities:
  Pretax loss from continuing operations                           $(2,435)       $(3,681)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Depreciation, depletion and amortization                            58             38
    Capitalized interest                                              (112)           (90)
    Accrued interest added to long-term debt                         2,420              9
    Accrued interest paid with common stock                             --          2,367
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                             (4)            19
        Prepaid expenses and other                                    (108)          (183)
        Other assets                                                  (164)             1
      Increase (decrease) in:
        Accounts payable                                              (668)             4
        Accrued expenses and other                                      93            256
        Funding agreement                                              550          1,853
        Other liabilities                                           (1,054)        (1,179)
                                                              -------------  -------------
      Net cash used by continuing operations                        (1,424)          (586)
      Net cash used by discontinued operations                        (119)          (175)
      Income taxes (paid) received                                       2             --
                                                              -------------  -------------
      Net cash used by operating activities                         (1,541)          (761)
                                                              -------------  -------------
Cash flows from investing activities:
  Sale of assets                                                        --             --
  Capital expenditures                                              (3,472)            --
                                                              -------------  -------------
      Net cash used by investing activities                         (3,472)             0
                                                              -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                 6,000             --
  Principal payments on long-term debt                                (250)          (235)
  Issuance of stock                                                     --            150
                                                              -------------  -------------
      Net cash provided (used) by financing activities               5,750            (85)
                                                              -------------  -------------

Net increase (decrease) in cash and cash equivalents                   737           (846)

Cash and cash equivalents at the beginning of the period               374          1,771
                                                              -------------  -------------
Cash and cash equivalents at the end of the period                  $1,111           $925
                                                              =============  =============

        Refer to Notes 2 and 4 for descriptions of non-cash transactions.


The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996

                     (All Dollar Amounts in Thousands)


1)  Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Basis of Consolidation and Presentation
        ---------------------------------------

    Hondo Oil & Gas Company ("Hondo Oil" or "the Company") is an independent oil and gas exploration and development company. The consolidated financial statements of Hondo Oil include the accounts of all subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. The Hondo Company owns 70.7% of Hondo Oil & Gas Company.
    Lonrho Plc ("Lonrho"), a publicly-traded English company and the Company's primary lender, controls The Hondo Company and owns an additional 5.7% of the Company through another wholly-owned subsidiary. In total, Lonrho controls 76.4% of the Company's outstanding shares.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There have not been any significant developments or changes in contingent liabilities and commitments since September 30, 1996, other than the contingency described in Note 7. Certain reclassifications have been made to the prior year's amounts to make them comparable to the current presentation. These changes had no impact on previously reported results of operations or shareholders' equity (deficit).

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996

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

    The Company provides for income taxes in interim periods based on estimated annual effective rates. The Company records current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. The Company has investment tax credit carryforwards of $687 which are accounted for by the flow-through method.


2)  Properties
    ----------

    Properties, at cost, consist of the following:

                                                December 31,  September 30,
                                                   1996           1996
                                               -------------  -------------
                                                (Unaudited)

    Oil and gas properties (Colombia):
      Proved, undeveloped                           $11,833        $11,803
      Accumulated depletion, depreciation
        and amortization                                 --             --
                                               -------------  -------------
                                                     11,833         11,803
                                               -------------  -------------
    Other properties - Colombia:
      Wellsite facilities (a)                         3,121          2,039
      Pipelines (a)                                   7,583          5,398
      Drilling in progress                            4,503          1,858
    Other properties - domestic
      Other fixed assets                                311            311
      Accumulated depreciation                         (173)          (161)
                                               -------------  -------------

                                                    $27,178        $21,248
                                               =============  =============

    (a) Under construction.

    The balances of wellsite facilities and pipelines include non-cash increases of $2,571 and $4,263 for the quarters ended December 31, 1996 and 1995, respectively, which were charged to the Funding Agreement (Note 4).

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996

                     (All Dollar Amounts in Thousands)


3)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:

                                                December 31,  September 30,
                                                   1996           1996
                                               -------------  -------------
                                                (Unaudited)

    Refining and marketing costs (Note 7)            $2,021         $2,028
    Drilling costs                                      492             --
    Other                                               357            264
                                               -------------  -------------
                                                     $2,870         $2,292
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

    The balance of the Funding Agreement consists of the following:

                                                December 31,  September 30,
                                                   1996           1996
                                               -------------  -------------
                                                (Unaudited)

    Outstanding principal                           $12,731         $9,771
    Equity premiums                                   2,441          1,742
                                               -------------  -------------
                                                    $15,172        $11,513
                                               =============  =============

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996

                     (All Dollar Amounts in Thousands)


4)  Funding Agreement (continued)
    -----------------------------

    The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums of $237 and $183 related to the financed pipeline costs and wellsite facilities have been capitalized for the quarters ended December 31, 1996 and 1995, respectively. The remainder of the equity premiums accrued to date, relating to the financed geological and geophysical work and overheads, have been expensed.


5)  Other Liabilities
    -----------------

    Other liabilities consist of the following:

                                                December 31,  September 30,
                                                   1996           1996
                                               -------------  -------------
                                                (Unaudited)

    Interest payable to Lonrho Plc                   $1,373         $2,411
    City of Long Beach                                1,533          1,533
    Deferred compensation contracts                     535            610
    Accrued pipeline and wellsite costs                 158             --
    Other                                               151            151
                                               -------------  -------------
                                                     $3,750         $4,705
                                               =============  =============

    In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,411 for the six-month period ended September 30, 1996 was added to outstanding principal on October 1, 1996. Accrued interest of $2,367 for the six-month period ended September 30, 1995 was paid by the issuance of 121,372 shares of the Company's common stock on October 1, 1995.


6)  Cash Flow Information
    ---------------------

    Cash interest expense, all of which arises from discontinued operations, was $76 and $83 for the three months ended December 31, 1996 and 1995, respectively.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996

                     (All Dollar Amounts in Thousands)


7)  Discontinued Operations
    -----------------------

    In 1991, the Company adopted plans of disposal for its refining and marketing and real estate segments. In September 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represented the material portion of the Company's refining and marketing segment.

    Operating losses of discontinued operations for the quarters ended December 31, 1996 and 1995 were $112 and $115, respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the quarters ended December 31, 1996 and 1995, respectively.

    In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which will be due. The State of California issued a preliminary report in June 1996 which concludes taxes and penalties of $10,820 are due as a result of the audit. However, no final audit report or assessment has been issued and the Company does not believe the preliminary report is accurate. The Company has provided its consultant to Fletcher to assist in disputing the preliminary report. The buyer notified the Company that it claims indemnity in this matter and in January 1997 filed suit in Superior Court, Los Angeles, California for a declaratory judgment enforcing the indemnity and for other relief. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available. The State of California's audit is still in process and could result in a liability different from that accrued when concluded.

    The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the three months ended December 31, 1996 are as follows:

    Balance as of September 30, 1996                 $2,202
      Valuation provisions established                   --
      Valuation provisions used                         112
                                               -------------
    Balance at December 31, 1996 (Unaudited)         $2,314
                                               =============

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $63 and $66 for the quarters ended December 31, 1996 and 1995, respectively.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL DISCUSSION

       Introduction
       ------------

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

       Cautionary Statements
       ---------------------

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

       Substantial Reliance on Single Investment. The Company's success currently is dependent on its investment in the Opon project in Colombia, South America. The Company has no operating assets which are presently generating cash to fund its operating and capital requirements. At December 31, 1996 the Company had a deficiency in net assets of $83.3 million.

       Role of Ecopetrol. As described below and in the Company's 1996 Annual Report on Form 10-K, Ecopetrol is a quasi-governmental corporate organization wholly-owned by the Colombian government, a party to the Opon Contract and the purchaser of natural gas and liquid hydrocarbons under contracts for the sale of production from the Opon field. At present, the price of natural gas is set by law enacted by the legislature of Colombia in 1983. The regulated price of natural gas could be changed in the future by governmental action. The participation of Ecopetrol, a government-owned company, in the Opon project as a producer and as a purchaser, and the power of the government of Colombia to set the price of natural gas creates the potential for a conflict of interest in Ecopetrol and/or the government. If such a conflict of interest materializes, the economic value of the Company's interest in the Opon project could be diminished.

       Marketing of Natural Gas. The Company must secure additional markets and sales contracts for natural gas in Colombia in order to increase production and cash flow from the Opon project. This will depend on the continued development of gas markets and an infrastructure for the delivery of natural gas in Colombia. Also, other producers of natural gas in Colombia will compete for the natural gas market and for access to limited pipeline transportation facilities.

       Foreign Operations. The Company's operations in Colombia are subject to political risks inherent in all foreign operations, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, as well as, (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects, including those at the Opon Contract area. Security in the area has been improved and the associate parties have taken steps to enhance relations with the local population through a community relations program. The government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups.

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

       Risks of Oil and Gas Exploration. Inherent to the oil and gas industry is the risk that future wells will not find hydrocarbons where prior wells and engineering and geological data indicate hydrocarbons should be found. Further, existing wells can deplete faster than anticipated, potentially causing revisions to reserve estimates and increasing costs due to replacement wells. Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of, oil and gas, including blowouts, cratering, and fires, each of which could result in damage to, or destruction of, the oil and gas wells, formations or production facilities or properties.
       In addition, there are greater than normal mechanical drilling risks at the Opon Contract area associated with high pressures in the La Paz and other formations. These pressures may: cause collapse of the well bore, impede the drill string while drilling, or cause difficulty in completing a well with casing and cement. These potential problems were substantially overcome in the drilling of the Opon No. 3 and No. 4 wells by the use of a top-drive drilling rig, heavy-weight drilling fluids and other technical drilling enhancements. The Opon No. 6 well is utilizing oil-based drilling mud in an attempt to further limit such problems.

       Laws and Regulations. The Company may be adversely affected by new laws or regulations in the United States or Colombia affecting its operations and/or environmental compliance, or by existing laws and regulations. For additional information, see Other Factors Affecting the Company's Business in Item 1, Business of the Company's 1996 Annual Report on Form 10-K.

       Limited Capital. The Company has no source of current income from its operations. The Company's principal asset, its investment in the Opon project, does not currently provide any income and will require additional capital for exploitation. See Liquidity and Capital Resources, below.

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

       Continuation of American Stock Exchange Listing. Because of continuing losses and decreases in shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. For additional information, see Item 5, Market For Registrant's Equity and Related Shareholder Matters in the Company's 1996 Annual Report on Form 10-K. Management has kept the Exchange fully informed regarding the Company's present status and future plans. Although the Company does not or may not meet all of the guidelines, to date, the American Stock Exchange has chosen to allow the Company's shares to remain listed. However, no assurances can be given that the Company's shares will remain listed on the Exchange in the future.

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

       The Opon No. 3 well, completed in September 1994, was drilled to a depth of 12,710 feet at a total cost of approximately $30.0 million. The well tested at a daily rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate. Downhole restrictions prevented the well from testing at higher rates. The Opon No. 4 well, completed in September 1995, was drilled to a depth of 11,500 feet at a total cost of approximately $28.5 million. The well tested at a daily rate of 58 million cubic feet of natural gas and 1,900 barrels of condensate.
       These two wells have confirmed the existence of a significant natural gas field and will supply gas for the contracts described below.

       Presently, Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract (outside the commercial area described below) of approximately 60%, 30.9% and 9.1%, respectively. As provided in the Opon Contract, upon the designation of an area or field as commercial, Ecopetrol acquires a 50% interest in such area or field and will reimburse the associate parties for 50% of the direct exploration costs for each commercial discovery from its share of production. An application for commerciality was submitted by Amoco Colombia in February 1996. In May 1996, Ecopetrol approved a commercial field of approximately 2,500 acres around the Opon No. 3 and No. 4 wells. The interests in the commercial field are approximately: Ecopetrol, 50%, Amoco Colombia, 30%, Hondo Magdalena, 15.4%, and ODC, 4.6%. The commercial field is substantially smaller than that requested, but may be enlarged by future drilling and/or additional technical information. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field until the new areas are proven and declared commercial. Ecopetrol will participate in further development costs of the existing commercial field. As described below, Ecopetrol has agreed to reimburse in cash certain costs related to the construction of pipeline and wellhead facilities incurred before commerciality was declared.

       The Opon Contract provides that the Opon Contract area will be reduced after the end of the exploration period, or September 30, 1995. The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,828 acres). On September 30, 1997, the Opon Contract area will be further reduced to 25% of the original area. On September 30, 1999, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.

       The Opon No. 6 well commenced drilling on October 24, 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the presently designated commercial area. As of February 12, 1997, drilling has been completed and final casing is being installed. The Opon No. 6 well will then be prepared for testing. Hondo Magdalena is paying 30.9% of the costs of this well estimated at $23.7 million. This well is intended to confirm the existence of the La Paz reservoir in this area. Contingent upon the results of the Opon No. 6 well, the next well will be either (i) the Opon No. 14 well, located south of the commercial area, to confirm the existence of the La Paz reservoir in that area or (ii) the Opon No. 5 well, located within the commercial area to support sales commitments.

       Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") in July 1995 for the construction of a pipeline and wellhead facilities (which were not contemplated in the Opon Contract) and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Barrancabermeja. The pipeline will have a capacity of 120 million cubic feet per day and is estimated to cost $40.6 million. Under the MOU, Hondo Magdalena, ODC and Amoco Colombia each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay cash for its share of pipeline costs incurred after July 1, 1995; the remainder of Ecopetrol's share of costs (those incurred prior to July 1, 1995) will be recovered out of production. The investment in pipeline costs will be recovered through a pipeline tariff. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee. The parties agreed in the MOU to negotiate contracts necessary to carry out the agreements made in the MOU. Ecopetrol agreed to fund 80% of its share of wellhead facilities (total estimated cost of $23.5 million) in cash with 20% to be recovered subsequently from production.

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

       After lengthy negotiations, contracts covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream have been completed. Management believes that the new contracts achieve an arrangement that is an economic equivalent to the terms of the MOU and comply with the new CREG regulations. The contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.31 per million British Thermal Units);
       (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.20 per thousand cubic feet of gas.

       Negotiations are progressing for another contract for the sale of up to 60 million cubic feet of natural gas per day to be used as fuel to generate electricity in a power generation plant to be built near the Opon field.

       Preliminary work for the pipeline began in late 1994 and construction began in July 1996. Completion of the pipeline is estimated to occur in March 1997. Construction of wellsite facilities began in August 1996; completion is estimated to occur in April 1997. Ecopetrol has begun the improvements to the El Centro gas plant; completion is estimated to occur in the summer of 1997. Production will commence when all of these construction projects are completed, estimated to occur in the summer of 1997. The estimates of the completion dates of the three projects are subject to delays due to weather, labor interruptions, guerrilla activity, unanticipated shortages of materials or equipment and other causes beyond the control of the associate parties.

       Amoco Colombia submitted a budget to Hondo Magdalena and ODC for calendar 1996 in April 1996. Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. Similarly, Amoco Colombia submitted a budget for calendar 1997 on November 5, 1996, and Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. As of this date, no final budget has been approved for calendar years 1996 and 1997. The parties continue to try to resolve the dispute about overhead. Hondo Magdalena has paid invoices from Amoco Colombia, including disputed overhead and has charged the full overhead amount to expense. It is management's opinion that the Company is not obligated to pay for overhead unless charged pursuant to an approved budget; however the Company has paid Amoco Colombia's invoices, under protest and subject to audit, in the hope of resolving the dispute. If the dispute cannot be resolved, the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC provides for arbitration of disputes.


       Discontinued Operations
       -----------------------

       Two of the Company's former business segments, refining and marketing operations and real estate operations were discontinued in 1991. No change in the status of these discontinued operations from that reported in the Company's 1996 Annual Report on Form 10-K occurred during the current period. See Note 7 to the Consolidated Financial Statements in
       Item 1, above, and Part II, Item 1, concerning a legal proceeding involving the sale of the Fletcher refinery.


       RESULTS OF OPERATIONS

       Results of continuing operations for the quarter ended December 31, 1996 amounted to a net loss of $2.4 million, or 18 cents per share. The Company reported a net loss from continuing operations of $3.7 million, or 27 cents per share, for the quarter ended December 31, 1995. No losses from discontinued operations were reported for either period.

       Overhead, Colombian operations decreased $0.7 million between the quarters ended December 31, 1996 and 1995 primarily because:(i) year end adjustments recorded by Amoco Colombia increasing the figure in December 1995 did not reoccur in December 1996 and; (ii) Ecopetrol participated in overhead expenses pertaining to the commercial operations for the quarter ended December 31, 1996.

       The Company's Colombian operations undertook a seismic exploration program during fiscal 1996. The decrease of $0.9 million in exploration costs between the respective periods arises because there were no comparable expenses incurred in fiscal 1997.

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $18.0 million between the December 31, 1995 and December 31, 1996. Interest expense increased by only $0.3 million between the quarters ended December 31, 1996 and 1995 because the majority of the charges from the Funding Agreement are capitalized.

       Management expects losses from continuing operations to continue through fiscal 1998.*


       LIQUIDITY AND CAPITAL RESOURCES

       During the quarter ended December 31, 1996, cash inflows of $6.0 million arose from borrowings from Lonrho Plc under existing loan agreements. The Company utilized cash of $1.4 million and $0.1 million to finance continuing and discontinued operations, respectively, $3.5 million for capital expenditures, and made scheduled debt repayments of $0.3 million. At December 31, 1996, the Company had cash balances of $1.1 million.

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

       The Company obtained an additional facility loan of $13.5 million in a Revolving Credit Agreement dated as of June 28, 1996, between the Company and Thamesedge, Ltd., a subsidiary of Lonrho Plc. The facility is to be used for Hondo Magdalena's requirements for the Opon project and for general corporate expenses. The interest rate is 13%, due semiannually; as provided in other debts to Thamesedge and described above, the Company may make payment of interest in shares of its common stock. As of December 31, 1996, $6.0 million of this facility has been drawn.









       ---------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       In December 1996, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of the loans from Lonrho Plc maturing on October 1, 1997 was extended to not earlier than January 1, 1998. As consideration for the extensions and certain other financial undertakings, the Company has granted to Lonrho a security interest in all of the shares of Hondo Magdalena and agreed to give Lonrho an option to convert $13.5 million of existing loans with an interest rate of 6% into the Company's common stock. The debt will be convertible at Lonrho's option at any time prior to maturity (January 1, 1998) at a rate of $12.375 per share. The portion of the debt that may be converted into common stock will not be secured by the pledge of the Hondo Magdalena shares. The option to convert the debt into common stock will be subject to the approval of the Company's shareholders at the 1997 Annual Meeting on March 12, 1997. Lonrho Plc has further agreed to cause its subsidiaries, The Hondo Company and Thamesedge to vote at the annual meeting the Company's shares held by them in proportion to the votes cast by shareholders other than The Hondo Company and Thamesedge. This voting procedure shall apply only to this matter. If the conversion option is not approved by the shareholders, the interest rate on the $13.5 million will revert to 13.5%, the rate of interest on such debt prior to the December 1993 restructuring.

       On May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area (see Note 4 to the Consolidated Financial Statements in Item 1, above) and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995 with the execution of the MOU. Hondo Magdalena may finance its share of the costs (including overhead) for the pipeline and an approved geological and geophysical work program for up to 365 days after the date that production from the Opon Contract area begins. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed from prior to the date of first production until 365 days thereafter, along with an equity premium computed on a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

       Based upon the Company's budget and current information, management believes existing cash, available facilities and commitments, and the interim Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, drilling of the Opon No. 6 well, overhead obligations unrelated to capital projects and other business activities) during fiscal 1997.* However, management believes the Company will need additional cash to participate in the drilling of additional wells in Colombia, or to participate in other capital projects which may be proposed in Colombia.* In addition, funds are required to retire the Funding Agreement since a significant portion of the anticipated cash flow is dedicated to servicing the Funding Agreement. There is a financial incentive to prepay the Funding Agreement within 90 days after production begins. If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company has the option to not participate in some or all of the capital projects.* In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating. *

       Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production, estimated in summer 1997.* Management is reviewing several options for raising funds including sale of the Company's 15.4 % interest in the pipeline.* Management continues to pursue discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations for the Opon project but has received no commitments.* While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.





















       ---------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

                                        Part II
       Item 1.   Legal Proceedings

       In the agreement for the sale of Fletcher Oil and Refining Company ("Fletcher") in 1993, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1.4 million as a result of the consultant's evaluation. An additional $0.7 million was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which will be due. The State of California issued a preliminary report in June 1996 which concludes taxes and penalties of $10.8 million are due as a result of the audit. However, no final audit report or assessment has been issued and the Company does not believe the preliminary report is accurate. The buyer notified the Company that it claims indemnity in this matter and in January 1997 filed suit in Superior Court, Los Angeles, California for a declaratory judgment enforcing the indemnity and for other relief. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available. The State of California's audit is still in process and could result in a liability different from that accrued when concluded.

       Item 6  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index below.

       (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)

       Date: February 14, 1997               /s/ Stanton J. Urquhart
            ------------------               -----------------------
                                             Stanton J. Urquhart
                                             Vice President and
                                             Controller

       The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.

                                     EXHIBIT INDEX

       Exhibit
       Number            Subject
       -------           -----------------------
         27              Financial Data Schedule