Form 10-Q
period 1997-03-31
HONDO OIL & GAS CO
filed 1997-05-20
CIK 76696

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


      (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 1997

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


  The registrant has one class of common stock outstanding. As of May 19, 1997, 13,781,194 shares of registrant's $1 par value common stock were outstanding.

                          HONDO OIL & GAS COMPANY

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  FOR THE SIX MONTHS ENDED MARCH 31, 1997





                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION


  Item 1  Financial Statements:

          Consolidated Balance Sheets as of
            March 31, 1997 and September 30, 1996                         3

          Consolidated Statements of Operations for the three
            months ended March 31, 1997 and 1996                          4

          Consolidated Statements of Operations for the six
            months ended March 31, 1997 and 1996                          5

          Consolidated Statements of Cash Flows for the six
            months ended March 31, 1997 and 1996                          6


          Notes to Consolidated Financial Statements                      7


  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings                                              23

  Item 4  Submission of Matters to a Vote of Security Holders            23

  Item 6  Exhibits and Reports on Form 8-K                               24


SIGNATURES                                                               24

                                   PART I

Item 1  FINANCIAL STATEMENTS

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                                 March 31,    September 30,
                                                   1997           1996
                                               -------------  -------------
ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                            $186           $374
  Accounts receivable, net of allowances
    of $205 and $332, respectively                      300            317
  Prepaid expenses and other                            122             79
                                               -------------  -------------
    Total current assets                                608            770

Properties, net (Note 2)                             31,302         21,248
Net assets of discontinued operations (Note 7)        2,393          2,202
Other assets                                            586            320
                                               -------------  -------------
                                                    $34,889        $24,540
                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                   $2,574         $2,849
  Current portion of long-term debt, including
    $63,994 in 1997 due to a related party           64,765            738
  Accrued expenses and other, including $2,048
    in 1997 due to a related party (Note 3)           4,463          2,292
                                               -------------  -------------
    Total current liabilities                        71,802          5,879

Long-term debt, including $25,726 and $80,109,
  respectively, due to a related party               28,686         83,334
Funding agreement (Note 4)                           17,666         11,513
Other liabilities, including $775 and $2,411,
  respectively, due to a related party (Note 5)       3,009          4,705
                                               -------------  -------------
                                                    121,163        105,431

Contingent liabilities (Note 7)

Shareholders' equity (deficit):
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,781,194 and 13,776,194, respectively          13,781         13,776
  Additional paid-in capital                         53,635         53,581
  Accumulated deficit                              (153,690)      (148,248)
                                               -------------  -------------
                                                    (86,274)       (80,891)
                                               -------------  -------------
                                                    $34,889        $24,540
                                               =============  =============



The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                For the three months ended
                                                        March 31,
                                               ----------------------------

                                                   1997           1996
                                               -------------  -------------

REVENUES
Sales and operating revenue                              $1             $1
Other income                                              4             75
                                               -------------  -------------
                                                          5             76
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                         390             90
Depreciation, depletion, and amortization                57             38
Overhead, Colombian operations                          511            439
General and administrative                              598            577
Exploration costs                                         2            846
Interest on indebtedness including $1,450
  and $1,187, respectively, to a
  related party                                       1,456          1,247
                                               -------------  -------------
                                                      3,014          3,237
                                               -------------  -------------
Loss from continuing operations
  before income taxes                                (3,009)        (3,161)
Income tax expense (benefit)                             --             --
                                               -------------  -------------
Loss from continuing operations                      (3,009)        (3,161)

Loss from discontinued operations (Note 7)               --             --
                                               -------------  -------------
Net Loss                                            $(3,009)       $(3,161)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.22)        $(0.23)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(0.22)        $(0.23)
                                               =============  =============

Weighted average common shares outstanding       13,781,194     13,573,750












The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                 For the six months ended
                                                        March 31,
                                               ----------------------------

                                                   1997           1996
                                               -------------  -------------

REVENUES
Sales and operating revenue                              $1             $1
Other income                                             19            101
                                               -------------  -------------
                                                         20            102
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                         335             97
Depreciation, depletion, and amortization               115             76
Overhead, Colombian operations                        1,127          1,724
General and administrative                              996            952
Exploration costs                                        13          1,717
Interest on indebtedness including $2,823
  and $2,375, respectively, to a
  related party                                       2,878          2,378
                                               -------------  -------------
                                                      5,464          6,944
                                               -------------  -------------
Loss from continuing operations
  before income taxes                                (5,444)        (6,842)
Income tax expense (benefit)                             (2)            --
                                               -------------  -------------
Loss from continuing operations                      (5,442)        (6,842)

Loss from discontinued operations (Note 7)               --             --
                                               -------------  -------------
Net Loss                                            $(5,442)       $(6,842)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.40)        $(0.50)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(0.40)        $(0.50)
                                               =============  =============

Weighted average common shares outstanding       13,779,527     13,569,250












The accompanying notes are an integral part of these financial statements.

                                  HONDO OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (In Thousands)


                                                                For the six months ended
                                                                       March 31,
                                                              ----------------------------
                                                                  1997           1996
                                                              -------------  -------------
Cash flows from operating activities:
  Pretax loss from continuing operations                           $(5,444)       $(6,842)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Depreciation, depletion and amortization                           115             76
    Capitalized interest                                              (300)          (120)
    Accrued interest added to long-term debt                         2,429             17
    Accrued interest paid with common stock                             --          2,367
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                             17             20
        Prepaid expenses and other                                     (43)          (119)
        Other assets                                                  (359)             9
      Increase (decrease) in:
        Accounts payable                                               160            195
        Accrued expenses and other                                   2,187          1,554
        Funding agreement                                              936          2,553
        Other liabilities                                           (1,637)        (1,102)
                                                              -------------  -------------
      Net cash used by continuing operations                        (1,939)        (1,392)
      Net cash used by discontinued operations                        (207)          (295)
      Income taxes (paid) received                                       2             --
                                                              -------------  -------------
      Net cash used by operating activities                         (2,144)        (1,687)
                                                              -------------  -------------
Cash flows from investing activities:
  Sale of assets                                                        --             --
  Capital expenditures                                              (4,994)          (602)
                                                              -------------  -------------
      Net cash used by investing activities                         (4,994)          (602)
                                                              -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                 7,200          1,000
  Principal payments on long-term debt                                (250)          (235)
  Issuance of stock                                                     --            251
                                                              -------------  -------------
      Net cash provided by financing activities                      6,950          1,016
                                                              -------------  -------------

Net increase (decrease) in cash and cash equivalents                  (188)        (1,273)

Cash and cash equivalents at the beginning of the period               374          1,771
                                                              -------------  -------------
Cash and cash equivalents at the end of the period                    $186           $498
                                                              =============  =============

        Refer to Notes 2 and 4 for descriptions of non-cash transactions.


The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997

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


2)  Properties
    ----------

    Properties, at cost, consist of the following:

                                                 March 31,    September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Oil and gas properties (Colombia):
      Proved, undeveloped                           $11,863        $11,803
      Accumulated depletion, depreciation
        and amortization                                 --             --
                                               -------------  -------------
                                                     11,863         11,803
                                               -------------  -------------
    Other properties - Colombia:
      Wellsite facilities (a)                         3,671          2,039
      Pipelines (a)                                   8,983          5,398
      Drilling in progress                            6,657          1,858
    Other properties - domestic
      Other fixed assets                                311            311
      Accumulated depreciation                         (183)          (161)
                                               -------------  -------------

                                                    $31,302        $21,248
                                               =============  =============

    (a) Under construction.

    The balances of wellsite facilities and pipelines include non-cash increases of $4,042 and $4,998 for the six months ended March 31, 1997 and 1996, respectively, which were charged to the Funding Agreement (Note 4).

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997

                     (All Dollar Amounts in Thousands)


3)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:

                                                 March 31,    September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Refining and marketing costs (Note 7)            $2,012         $2,028
    Interest payable to Lonrho Plc (Note 5)           2,048             --
    Other                                               403            264
                                               -------------  -------------
                                                     $4,463         $2,292
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

    The balance of the Funding Agreement consists of the following:

                                                 March 31,    September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Outstanding principal                           $14,417         $9,771
    Equity premiums                                   3,249          1,742
                                               -------------  -------------
                                                    $17,666        $11,513
                                               =============  =============

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997

                     (All Dollar Amounts in Thousands)


4)  Funding Agreement (continued)
    -----------------------------

    The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums of $1,174 and $411 related to the financed pipeline costs and wellsite facilities have been capitalized for the six months ended March 31, 1997 and 1996, respectively. The remainder of the equity premiums accrued to date, relating to the financed geological and geophysical work and overheads, have been expensed.


5)  Other Liabilities
    -----------------

    Other liabilities consist of the following:
                                                 March 31,    September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Interest payable to Lonrho Plc                     $775         $2,411
    City of Long Beach                                1,549          1,533
    Deferred compensation contracts                     535            610
    Other                                               150            151
                                               -------------  -------------
                                                     $3,009         $4,705
                                               =============  =============

    In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,823 (including $2,048 in accrued expenses, Note
    3) for the six months ended March 31, 1997 was added to outstanding principal on April 1, 1997. Accrued interest of $2,411 for the six-month period ended September 30, 1996 was added to outstanding principal on October 1, 1996. Accrued interest of $2,367 for the six-month period ended September 30, 1995 was paid by the issuance of 121,372 shares of the Company's common stock on October 1, 1995.


6)  Cash Flow Information
    ---------------------

    Cash interest expense, all of which arises from discontinued operations, was $113 and $119 for the six months ended March 31, 1997 and 1996, respectively.


7)  Discontinued Operations
    -----------------------

    In 1991, the Company adopted plans of disposal for its refining and marketing and real estate segments. In September 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represented the material portion of the Company's refining and marketing segment.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1997

                     (All Dollar Amounts in Thousands)


7)  Discontinued Operations (continued)
    -----------------------------------

    Operating losses of discontinued operations for the quarters ended March 31, 1997 and 1996 were $79 and $114, respectively. Corresponding amounts for the six-month periods were $191 and $229, respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the six months ended March 31, 1997 or 1996.

    In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which will be due. The State of California issued a preliminary report in June 1996 which concluded taxes and penalties of $10,820 were due as a result of the audit. The State of California issued a revised preliminary report in January 1997 indicating taxes and penalties of $6,446 are due. The Company expects the State of California to issue an assessment in late May 1997 which includes further reductions to the amount due. Assessed amounts are subject to a process of appeal and further adjustment. The State of California's audit could result in a liability different from that accrued when concluded. The Company has provided its consultant to Fletcher to assist in disputing the audit findings. The buyer notified the Company that it claims indemnity in this matter and in January 1997 filed suit in Superior Court, Los Angeles, California for a declaratory judgment enforcing the indemnity and for other relief. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available.

    The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the six months ended March 31, 1997 are as follows:

    Balance as of September 30, 1996                 $2,202
      Valuation provisions established                   --
      Valuation provisions used                         191
                                               -------------
    Balance at March 31, 1997 (Unaudited)            $2,393
                                               =============

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $62 and $65 for the quarters ended March 31, 1997 and 1996, respectively. Corresponding amounts for the six-month periods ended March 31, 1997 and 1996 were $125 and $131, respectively.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GENERAL DISCUSSION

       Introduction
       ------------

       Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate were shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. In accordance with the terms of the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol") declared a portion of the area as commercial in May 1996. A pipeline and related wellsite facilities to deliver natural gas and condensate to a market are substantially complete, and await the completion of improvements to Ecopetrol's gas plant so that production can commence. A third well, the Opon No. 6 well, has been drilled and is being tested. As further described below, the Company will require additional financing to continue development of the Opon project.

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

       Substantial Reliance on Single Investment. The Company's success currently is dependent on its investment in the Opon project in Colombia, South America. The Company has no operating assets which are presently generating cash to fund its operating and capital requirements. At March 31, 1997 the Company had a deficiency in net assets of $86.3 million.

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

       Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In February 1997, the President of the United States announced that Colombia again would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; U. S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

       Risks of Oil and Gas Exploration. Inherent to the oil and gas industry is the risk that future wells will not find hydrocarbons where prior wells and engineering and geological data indicate hydrocarbons should be found. Further, existing wells can deplete faster than anticipated, potentially causing revisions to reserve estimates and increasing costs due to replacement wells. Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of, oil and gas, including blowouts, cratering, and fires, each of which could result in damage to, or destruction of, the oil and gas wells, formations or production facilities or properties.
       In addition, there are greater than normal mechanical drilling risks at the Opon Contract area associated with high pressures in the La Paz and other formations. These pressures may: cause collapse of the well bore, impede the drill string while drilling, or cause difficulty in completing a well with casing and cement. These potential problems were substantially overcome in the drilling of the Opon No. 3, No. 4 and No. 6 wells by the use of a top-drive drilling rig, heavy-weight and oil-based drilling fluids and other technical drilling enhancements.

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

       The Opon No. 6 well commenced drilling on October 24, 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the presently designated commercial area. Hondo Magdalena is paying 30.9% of the costs of this well presently estimated at $28.7 million. After the drilling was completed, several mechanical problems in the completion and testing of the Opon No. 6 well have occurred. A second set of perforating guns were fired after there was a failure of a portion of the guns during the initial completion attempt in April 1997. Cleanup and testing on the second set of perforations commenced on May 13, 1997 and, while all the guns fired, the well has not flowed as anticipated. Based upon log indications, it appears the new perforations in the lower zones of the well may have become blocked. As of May 20, 1997, Amoco Colombia is using a different completion procedure for perforating the lower zones. Two 20-foot sections of perforating charges, conveyed by wireline, have been fired through the tubing. The initial observations from these perforating attempts are positive. However, a number of additional perforations and a full evaluation will be necessary before the final test results of the well are known.*

       Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") in July 1995 for the construction of a pipeline and wellhead facilities (which were not contemplated in the Opon Contract) and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16-inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Barrancabermeja. The pipeline will have a capacity of 120 million cubic feet per day and is now estimated to cost $53.1 million. Under the MOU, Hondo Magdalena, ODC and Amoco Colombia each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay cash for its share of pipeline costs incurred after July 1, 1995; the remainder of Ecopetrol's share of costs (those incurred prior to July 1, 1995) will be recovered out of production. The investment in pipeline costs will be recovered through a pipeline tariff. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee. The parties agreed in the MOU to negotiate contracts necessary to carry out the agreements made in the MOU. Ecopetrol agreed to fund 80% of its share of wellhead facilities (total estimated cost of $29.3 million) in cash with 20% to be recovered subsequently from production.

       After new regulations were adopted in late 1995 by the Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy of the Colombian government, the parties began to renegotiate certain terms of the MOU. The regulations set a ceiling price for natural gas and a maximum rate of return of 12.0% (after Colombian taxes, except for a 14% Remittance Tax on foreign exchange returned to the United States) for pipeline tariffs. The ceiling price has been interpreted to include costs or fees for the processing of natural gas, thus processing costs cannot be passed on to the buyer as contemplated in the MOU. Ecopetrol was unwilling to provide the terms outlined in the MOU related to the
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       buyer's payment of gas processing fees and the 13.2% rate of return (after Colombian taxes) included in the pipeline tariff because of these new regulations.

       After lengthy negotiations, contracts covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream have been completed. Management believes that the new contracts achieve an arrangement that is an economic equivalent to the terms of the MOU and comply with the new CREG regulations.* The contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.31 per million British Thermal Units);
       (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of US$0.20 per thousand cubic feet of gas.

       Preliminary work for the pipeline began in late 1994 and construction began in July 1996. The pipeline is substantially complete.
       Construction of wellsite facilities began in August 1996 and is also substantially complete. Ecopetrol has begun the improvements to the El Centro gas plant; completion is now estimated to occur in October 1997.* Work on the El Centro gas plant improvements has been interrupted by labor disputes. Production will commence after the El Centro improvements are completed and the entire system has been tested. The estimates of the completion dates of the projects are subject to delays due to weather, labor interruptions, guerrilla activity, unanticipated shortages of materials or equipment and other causes beyond the control of the associate parties.

       On March 3, 1997, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol, as sellers, signed a contract with Termo Santander de Colombia E.S.P., as purchaser ("Termo Santander"), to supply natural gas to an electric generation plant being built at the Opon Contract area. The parties to the Opon Contract will supply natural gas to the power plant which is expected to begin commercial operations by the end of calendar 1997.* The estimate of the completion date of the power plant is subject to delays due to weather, labor interruptions, guerrilla activity, unanticipated shortages of materials or equipment and other causes beyond the control of Termo Santander. The sellers will supply natural gas requested by the purchaser up to 60 million cubic feet per day. The sellers will receive $4.2 million per year for making the gas available for purchaser's call. Purchaser will pay 60% of the government-regulated price (described above) for the natural gas it takes. The sellers will also receive additional bonus payments when the power plant achieves a price for its electrical power in excess of target rates each month of the contract. Condensate associated with the natural gas that is delivered to the purchaser will be separately sold to Ecopetrol. The contract provides for substantial penalties, decreasing over the life of the contract, to the sellers for the failure to deliver gas as and when requested by the purchaser. The commencement


       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       of the contract is contingent upon the completion of the electric generation plant and a determination by the sellers that there are sufficient reserves to supply natural gas to the purchaser for the entire term of the agreement.

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


       Discontinued Operations
       -----------------------

       Two of the Company's former business segments, refining and marketing operations and real estate operations were discontinued in 1991. Except as noted below, no change in the status of these discontinued operations from that reported in the Company's 1996 Annual Report on Form 10-K occurred during the current period. See Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, concerning a legal proceeding involving the sale of the Fletcher refinery.

       As more fully described in Note 7 to the Consolidated Financial Statements in Item 1, the State of California issued a preliminary report in June 1996 finding that the Fletcher refinery owed $10.8 million for certain state excise taxes (and related penalties and interest) arising from periods when the Company owned the Fletcher refinery. The State of California issued a revised preliminary report in January 1997 reducing this amount to $6.4 million. The Company expects the State of California to issue an assessment in late May 1997 which includes further reductions to the amount alleged to be due.* The Company believes the liability it has accrued is sufficient to provide for the amount ultimately found to be due.* The Company and the Fletcher refinery intend to further contest the forthcoming assessment through the appeals and hearing process.





       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       RESULTS OF OPERATIONS


       Quarters Ended March 31, 1997 and 1996
       --------------------------------------

       Results of continuing operations for the quarter ended March 31, 1997 amounted to a net loss of $3.0 million, or 22 cents per share. The Company reported a net loss from continuing operations of $3.2 million, or 23 cents per share, for the quarter ended March 31, 1996. No losses from discontinued operations were reported for either period.

       Operating costs for the quarter ended March 31, 1997 include an accrual of $0.4 million for revisions to estimated plugging and abandonment costs of an offshore unit in California. No comparable costs were incurred in the quarter ended March 31, 1996.

       The Company's Colombian operations undertook a seismic exploration program during fiscal 1996. The decrease of $0.8 million in exploration costs between the quarters arises because there were no comparable expenses incurred in fiscal 1997.

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $19.0 million between March 31, 1996 and March 31, 1997. Interest expense increased by only $0.2 million between the quarters ended March 31, 1997 and 1996 because the majority of the charges from the Funding Agreement are capitalized.


       Six Months Ended March 31, 1997 and 1996
       ----------------------------------------

       Results of continuing operations for the six months ended March 31, 1997 amounted to a net loss of $5.4 million, or 40 cents per share. The Company reported a net loss from continuing operations of $6.8 million, or 50 cents per share, for the six months ended March 31, 1996. No losses from discontinued operations were reported for either period.

       Operating costs for the six months ended March 31, 1997 include an accrual of $0.4 million for revisions to estimated plugging and abandonment costs of an offshore unit in California. No comparable costs were incurred in the six months ended March 31, 1996.

       Overhead, Colombian operations decreased $0.6 million between the six months ended March 31, 1997 and 1996 primarily because:(i) year end adjustments recorded by Amoco Colombia increasing the figure in December 1995 did not reoccur in December 1996 and (ii) Ecopetrol participated in overhead expenses pertaining to the commercial operations for the six months ended March 31, 1997.

       The Company's Colombian operations undertook a seismic exploration program during fiscal 1996. The decrease of $1.7 million in exploration costs between the six-month periods arises because there were no comparable expenses incurred in fiscal 1997.

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $19.0 million between March 31, 1996 and March 31, 1997. Interest expense increased by only $0.5 million between the six months ended March 31, 1997 and 1996 because the majority of the charges from the Funding Agreement are capitalized.

       Management expects losses from continuing operations to continue through fiscal 1998.*


       LIQUIDITY AND CAPITAL RESOURCES

       During the six months ended March 31, 1997, cash inflows of $7.2 million arose from borrowings from Lonrho Plc under existing loan agreements. The Company utilized cash of $1.9 million and $0.2 million to finance continuing and discontinued operations, respectively, $5.0 million for capital expenditures, and made scheduled debt repayments of $0.3 million. At March 31, 1997, the Company had cash balances of $0.2 million.

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

       The Company obtained an additional facility loan of $13.5 million in a Revolving Credit Agreement dated as of June 28, 1996, between the Company and Thamesedge, Ltd., a subsidiary of Lonrho Plc. The facility is to be used for Hondo Magdalena's requirements for the Opon project and for general corporate expenses. The interest rate is 13%, due semiannually; as provided in other debts to Thamesedge and described above, the Company may make payment of interest in shares of its common stock. As of March 31, 1997, $7.2 million of this facility has been drawn.

       In December 1996, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of the loans from Lonrho Plc maturing on October 1, 1997 was extended to not earlier than January 1, 1998. As consideration for the extensions and certain other financial undertakings, the Company has granted to Lonrho a security interest in all of the shares of Hondo Magdalena and agreed to give Lonrho an option to convert $13.5 million of existing loans with an interest rate of 6% into the Company's common stock. The debt will be convertible at Lonrho's option at any time prior to maturity (January 1, 1998) at a rate of $12.375 per share. The portion of the debt that may be converted into common stock will not be secured by the pledge of the Hondo Magdalena shares. The option to convert the debt into common stock was approved by the Company's shareholders at the 1997 Annual Meeting on March 12, 1997.

       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       The Company presently owes Lonrho Plc $89.7 million, of which $64.0 million is due January 1, 1998. The Company does not have the resources to pay the amounts due in less than twelve months. Lonrho has demonstrated its willingness to work with the Company on this matter in the past, as evidenced by several prior modifications of the debts' maturity terms. Management believes that the Company will be able to obtain further extensions of the maturity of the Company's debts to Lonrho Plc.*

       On May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area (see Note 4 to the Consolidated Financial Statements in Item 1, above) and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995 with the execution of the MOU. Hondo Magdalena may finance its share of the costs (including overhead) for the pipeline and an approved geological and geophysical work program for up to 365 days after the date that production from the Opon Contract area begins. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed from prior to the date of first production until 365 days thereafter, along with an equity premium computed on a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.




















       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       Based upon the Company's budget and current information, management believes existing cash, available facilities, Lonrho commitments, and the interim Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, unanticipated increased drilling and completion expenses of the Opon No. 6 well, overhead obligations unrelated to capital projects and other business activities) during fiscal 1997.* However, management believes the Company will need additional cash to participate in the drilling of additional wells in Colombia and to fund its corporate overheads, or to participate in other capital projects which may be proposed in Colombia.* In addition, funds are required to retire the Funding Agreement since a significant portion of the anticipated cash flow is dedicated to servicing the Funding Agreement. There is a financial incentive to prepay the Funding Agreement within 90 days after production begins. If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company has the option to not participate in some or all of the capital projects.* In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

       Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production, estimated in fall 1997.* Management is reviewing several options for raising funds including sale of the Company's 15.4 % interest in the pipeline.* Management continues to pursue discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations for the Opon project but has received no commitments.* Favorable results from Opon 6 and demonstrated production from Opon through the pipeline infrastructure will be important factors in obtaining third party financing.* In the interim, the Company must continue to rely on the financial support of Lonrho.* While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.


















       _____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

                                        Part II

       Item 1.   LEGAL PROCEEDINGS

       Refer to Item 1 of Part II of the Company's Form 10-Q for the period ended December 31, 1996 for a description of a legal proceeding involving the sale of the Fletcher refinery that arose in that quarter. No significant developments in this legal proceeding occurred during the quarter ended March 31, 1997.


       Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its Annual Meeting of Shareholders on March 12,1997, during which the shareholders of the Company voted on and approved the following proposals by the votes indicated.

       The first proposal was the election of seven directors to serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The directors elected and the votes cast for or withheld were as follows:

       NAME                  FOR            WITHHELD
       ----                  ---            --------
       JOHN J. HOEY          12,929,597     373,363
       C.B. MCDANIEL         13,170,335     132,625
       DOUGLAS G. MCNAIR     13,183,435     119,525
       NICHOLAS J. MORRELL   13,182,415     120,545
       JOHN F. PRICE         13,182,315     120,645
       ROBERT K. STEER       13,182,435     120,525
       R.E. WHITTEN          13,183,415     119,545

       There were no abstentions or broker nonvotes recorded in the election of directors.

       The other proposals were (1) approval of amendments to the Company's 1993 Stock Incentive Plan; (2) approval of an option for Thamesedge Ltd. to convert $13.5 million of the Company's debt into shares of the Company's common stock; and (3) approval of the appointment of Ernst & Young LLP as independent auditors for fiscal year 1997. These proposals were approved by the following vote:

                                   FOR           AGAINST    ABSTENTIONS
                                   ---           -------    -----------
       1993 Stock Incentive Plan   12,839,258     422,840   40,862
       Thamesedge option            7,732,316   4,218,765   25,622
       Ernst & Young LLP           13,265,038      32,973    4,949

       There were no broker nonvotes recorded in the above voting.

       Item 6  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index below.

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HONDO OIL & GAS COMPANY
                                                  (Registrant)

       Date: May 20, 1997                    /s/ Stanton J. Urquhart
            -------------                    -----------------------
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