Form 10-Q
period 1997-06-30
HONDO OIL & GAS CO
filed 1997-08-14
CIK 76696

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


      (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 1997

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


  The registrant has one class of common stock outstanding. As of August 12, 1997, 13,781,194 shares of registrant's $1 par value common stock were outstanding.

                          HONDO OIL & GAS COMPANY

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  FOR THE NINE MONTHS ENDED JUNE 30, 1997





                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION


  Item 1  Financial Statements:

          Consolidated Balance Sheets as of
            June 30, 1997 and September 30, 1996                          3

          Consolidated Statements of Operations for the three
            months ended June 30, 1997 and 1996                           4

          Consolidated Statements of Operations for the nine
            months ended June 30, 1997 and 1996                           5

          Consolidated Statements of Cash Flows for the nine
            months ended June 30, 1997 and 1996                           6


          Notes to Consolidated Financial Statements                      7


  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12


PART II - OTHER INFORMATION

  Item 1  Legal Proceedings                                              23

  Item 6  Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                               23

                                   PART I

Item 1  FINANCIAL STATEMENTS

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                                 June 30,     September 30,
                                                   1997           1996
                                               -------------  -------------
ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                            $535           $374
  Accounts receivable, net of allowances
    of $44 and $332, respectively                       291            317
  Prepaid expenses and other                            569             79
                                               -------------  -------------
    Total current assets                              1,395            770

Properties, net (Note 2)                             36,153         21,248
Net assets of discontinued operations (Note 7)        2,467          2,202
Other assets                                            751            320
                                               -------------  -------------
                                                    $40,766        $24,540
                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                   $1,125         $2,849
  Current portion of long-term debt, including
    $58,510 in 1997 due to a related party           58,775            738
  Accrued expenses and other, including $884
    in 1997 due to a related party (Note 3)           3,402          2,292
                                               -------------  -------------
    Total current liabilities                        63,302          5,879

Long-term debt, including $39,433 and $80,109,
  respectively, due to a related party               42,393         83,334
Funding agreement (Note 4)                           20,237         11,513
Other liabilities, including $776 and $2,411,
  respectively, due to a related party (Note 5)       3,827          4,705
                                               -------------  -------------
                                                    129,759        105,431

Contingent liabilities (Note 7)

Shareholders' equity (deficit):
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,781,194 and 13,776,194, respectively          13,781         13,776
  Additional paid-in capital                         53,635         53,581
  Accumulated deficit                              (156,409)      (148,248)
                                               -------------  -------------
                                                    (88,993)       (80,891)
                                               -------------  -------------
                                                    $40,766        $24,540
                                               =============  =============



The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                For the three months ended
                                                         June 30,
                                               ----------------------------

                                                   1997           1996
                                               -------------  -------------

REVENUES
Sales and operating revenue                              $3             $1
Other income                                             --              6
                                               -------------  -------------
                                                          3              7
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                          48             75
Depreciation, depletion, and amortization                57             40
Overhead, Colombian operations                          492            385
General and administrative                              523            478
Exploration costs                                        --             43
Interest on indebtedness including $1,602
  and $1,200, respectively, to a
  related party                                       1,602          1,304
                                               -------------  -------------
                                                      2,722          2,325
                                               -------------  -------------
Loss from continuing operations
  before income taxes                                (2,719)        (2,318)
Income tax expense (benefit)                             --             --
                                               -------------  -------------
Loss from continuing operations                      (2,719)        (2,318)

Loss from discontinued operations (Note 7)               --             --
                                               -------------  -------------
Net Loss                                            $(2,719)       $(2,318)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.19)        $(0.17)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(0.19)        $(0.17)
                                               =============  =============

Weighted average common shares outstanding       13,781,194     13,776,194












The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                 For the nine months ended
                                                         June 30,
                                               ----------------------------

                                                   1997           1996
                                               -------------  -------------

REVENUES
Sales and operating revenue                              $4             $2
Other income                                             19            107
                                               -------------  -------------
                                                         23            109
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                         383            172
Depreciation, depletion, and amortization               172            116
Overhead, Colombian operations                        1,619          2,109
General and administrative                            1,519          1,430
Exploration costs                                        13          1,760
Interest on indebtedness including $4,480
  and $3,575, respectively, to a
  related party                                       4,480          3,682
                                               -------------  -------------
                                                      8,186          9,269
                                               -------------  -------------
Loss from continuing operations
  before income taxes                                (8,163)        (9,160)
Income tax expense (benefit)                             (2)            --
                                               -------------  -------------
Loss from continuing operations                      (8,161)        (9,160)

Loss from discontinued operations (Note 7)               --             --
                                               -------------  -------------
Net Loss                                            $(8,161)       $(9,160)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.59)        $(0.67)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(0.59)        $(0.67)
                                               =============  =============

Weighted average common shares outstanding       13,780,083     13,638,231












The accompanying notes are an integral part of these financial statements.

                                  HONDO OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (In Thousands)


                                                                For the nine months ended
                                                                        June 30,
                                                              ----------------------------
                                                                  1997           1996
                                                              -------------  -------------
Cash flows from operating activities:
  Pretax loss from continuing operations                           $(8,163)       $(9,160)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Depreciation, depletion and amortization                           172            116
    Capitalized interest                                              (563)          (150)
    Accrued interest added to long-term debt                         5,261             25
    Accrued interest paid with common stock                             --          4,742
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                             26             18
        Prepaid expenses and other                                    (490)           (82)
        Other assets                                                  (570)            12
      Increase (decrease) in:
        Accounts payable                                               695            748
        Accrued expenses and other                                     881          1,779
        Funding agreement                                            1,425          2,564
        Other liabilities                                           (1,613)        (2,445)
                                                              -------------  -------------
      Net cash used by continuing operations                        (2,939)        (1,833)
      Net cash used by discontinued operations                        (296)          (172)
      Income taxes (paid) received                                       2             --
                                                              -------------  -------------
      Net cash used by operating activities                         (3,233)        (2,005)
                                                              -------------  -------------
Cash flows from investing activities:
  Sale of assets                                                        --              1
  Capital expenditures                                              (8,441)          (715)
                                                              -------------  -------------
      Net cash used by investing activities                         (8,441)          (714)
                                                              -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                12,600          1,325
  Principal payments on long-term debt                                (765)          (235)
  Issuance of stock                                                     --            251
                                                              -------------  -------------
      Net cash provided by financing activities                     11,835          1,341
                                                              -------------  -------------

Net increase (decrease) in cash and cash equivalents                   161         (1,378)

Cash and cash equivalents at the beginning of the period               374          1,771
                                                              -------------  -------------
Cash and cash equivalents at the end of the period                    $535           $393
                                                              =============  =============

        Refer to Notes 2 and 4 for descriptions of non-cash transactions.


The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

                     (All Dollar Amounts in Thousands)


1)  Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Basis of Consolidation and Presentation
        ---------------------------------------

    Hondo Oil & Gas Company ("Hondo Oil" or "the Company") is an independent oil and gas exploration and development company. The consolidated financial statements of Hondo Oil include the accounts of all subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. The Hondo Company owns 68.6% of Hondo Oil & Gas Company.
    Lonrho Plc ("Lonrho"), a publicly-traded English company and the Company's primary lender, controls The Hondo Company and owns an additional 5.7% of the Company through another wholly-owned subsidiary. In total, Lonrho controls 74.3% of the Company's outstanding shares.

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


    (b) Earnings Per Share
        ------------------

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Under the new requirements, the dilutive effect of stock options is to be excluded from the primary earnings per share computation. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of stock options in the primary earnings per share computation antidilutive. Accordingly, stock options have already been excluded from the primary earnings per share computation and previously reported primary earnings per share amounts do not need to be restated. Fully diluted per share amounts are the same as primary per share amounts and, accordingly, are not presented.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

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


2)  Properties
    ----------

    Properties, at cost, consist of the following:

                                                 June 30,     September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Oil and gas properties (Colombia):
      Proved, undeveloped                           $11,893        $11,803
      Accumulated depletion, depreciation
        and amortization                                 --             --
                                               -------------  -------------
                                                     11,893         11,803
                                               -------------  -------------
    Other properties - Colombia:
      Wellsite facilities (a)                         4,294          2,039
      Pipelines (a)                                  11,236          5,398
      Drilling in progress                            8,604          1,858
    Other properties - domestic
      Other fixed assets                                320            311
      Accumulated depreciation                         (194)          (161)
                                               -------------  -------------

                                                    $36,153        $21,248
                                               =============  =============

    (a) Under construction.

    The balances of wellsite facilities and pipelines include non-cash increases of $5,372 and $6,520 for the nine months ended June 30, 1997 and 1996, respectively, which were charged to the Funding Agreement (Note 4).

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

                     (All Dollar Amounts in Thousands)


3)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:

                                                 June 30,     September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Refining and marketing costs (Note 7)            $1,997         $2,028
    Interest payable to Lonrho Plc (Note 5)             884             --
    Other                                               521            264
                                               -------------  -------------
                                                     $3,402         $2,292
                                               =============  =============


4)  Funding Agreement
    -----------------

    Effective July 26, 1995, the Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), Amoco Colombia Petroleum Company ("Amoco Colombia"), and Opon Development Company entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production, along with an equity premium computed using a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and related condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

    The balance of the Funding Agreement consists of the following:

                                                 June 30,     September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Outstanding principal                           $16,054         $9,771
    Equity premiums                                   4,183          1,742
                                               -------------  -------------
                                                    $20,237        $11,513
                                               =============  =============

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

                     (All Dollar Amounts in Thousands)


4)  Funding Agreement (continued)
    -----------------------------

    The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums of $1,926 and $781 related to the financed pipeline and wellsite facilities costs have been capitalized for the nine months ended June 30, 1997 and 1996, respectively. The remainder of the equity premiums accrued to date, relating to the financed geological and geophysical work and overheads, have been expensed.


5)  Other Liabilities
    -----------------

    Other liabilities consist of the following:
                                                 June 30,     September 30,
                                                   1997           1996
                                               -------------  -------------
                                                (Unaudited)

    Interest payable to Lonrho Plc                     $776         $2,411
    Accrued pipeline construction costs                 794             --
    City of Long Beach                                1,572          1,533
    Deferred compensation contracts                     535            610
    Other                                               150            151
                                               -------------  -------------
                                                     $3,827         $4,705
                                               =============  =============

    In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $2,823 and $2,411 has been added to the outstanding debt as of April 1, 1997 and October 1, 1996, respectively. Accrued interest of $2,375 was paid by the issuance of 197,944 shares of the Company's common stock for interest due on April 1, 1996.


6)  Cash Flow Information
    ---------------------

    Cash interest expense, all of which arises from discontinued operations, was $181 and $196 for the nine months ended June 30, 1997 and 1996, respectively.


7)  Discontinued Operations
    -----------------------

    In 1991, the Company adopted plans of disposal for its refining and marketing and real estate segments. In September 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represented the material portion of the Company's refining and marketing segment.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

                     (All Dollar Amounts in Thousands)


7)  Discontinued Operations (continued)
    -----------------------------------

    Operating income (losses) of discontinued operations for the quarters ended June 30, 1997 and 1996 were $(74) and $135, respectively. Corresponding amounts for the nine-month periods were $(265) and $(94), respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the nine months ended June 30, 1997 or 1996.

    In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which will be due. The State of California issued a preliminary report in June 1996 which concluded taxes and penalties of $10,820 were due as a result of the audit. The State of California issued a Notice of Determination in July 1997 indicating taxes and penalties of $5,740 are due. Assessed amounts are subject to a process of appeal and further adjustment. The State of California's audit could result in a liability different from that accrued when concluded. The Company has provided its consultant to Fletcher to assist in disputing the audit findings. The buyer notified the Company that it claims indemnity in this matter and in January 1997 filed suit in Superior Court, Los Angeles, California for a declaratory judgment enforcing the indemnity and for other relief. The Company believes the liability accrued is sufficient to provide for the amount that will ultimately be paid based on the information available.



    The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the nine months ended June 30, 1997 are as follows:

    Balance as of September 30, 1996                 $2,202
      Valuation provisions established                   --
      Valuation provisions used                         265
                                               -------------
    Balance at June 30, 1997 (Unaudited)             $2,467
                                               =============

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $62 and $65 for the quarters ended June 30, 1997 and 1996, respectively. Corresponding amounts for the nine-month periods ended June 30, 1997 and 1996 were $187 and $196, respectively.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GENERAL DISCUSSION


       Introduction
       ------------

       Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate were shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. In accordance with the terms of the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol") declared a portion of the area as commercial in May 1996. A pipeline and related wellsite facilities to deliver natural gas and condensate to a market are complete, and await the completion of improvements to Ecopetrol's gas plant so that production can commence.
       A third well, Opon No. 6, has been drilled. The well encountered mechanical problems during completion operations and is temporarily suspended to evaluate information and develop a plan for further operations on the well. Construction of the drilling pad for the next well, Opon No. 14, began in July 1997 and it is expected to begin drilling operations in October. As further described below, the Company will require additional financing to continue development of the Opon project.


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

       Substantial Reliance on Single Investment. The Company's success currently is dependent on its investment in the Opon project in Colombia, South America. The Company has no operating assets which are presently generating cash to fund its operating and capital requirements. At June 30, 1997 the Company had a deficiency in net assets of $89.0 million.

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

       Risks of Oil and Gas Exploration. Inherent to the oil and gas industry is the risk that future wells will not find hydrocarbons where information from prior wells and engineering and geological data indicate hydrocarbons should be found. Further, existing wells can deplete faster than anticipated, potentially causing revisions to reserve estimates and increasing costs due to replacement wells. Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of, oil and gas, including blowouts, cratering, and fires, each of which could result in damage to, or destruction of, the oil and gas wells, formations or production facilities or properties. In addition, there are greater than normal mechanical drilling risks at the Opon Contract area associated with high pressures in the La Paz and other formations. These pressures may: cause collapse of the well bore, impede the drill string while drilling, or cause difficulty in completing a well with casing and cement. These potential problems were substantially overcome in the drilling of the Opon No. 3, No. 4 and No. 6 wells by the use of a top-drive drilling rig, heavy-weight and oil-based drilling fluids and other technical drilling enhancements.

       Laws and Regulations. The Company may be adversely affected by new laws or regulations in the United States or Colombia regarding its operations and/or environmental compliance, or by existing laws and regulations. For additional information, see Other Factors Affecting the Company's Business in Item 1, Business of the Company's 1996 Annual Report on Form 10-K.

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

       Presently, Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract (outside the commercial area described below) of approximately 60%, 30.9% and 9.1%, respectively. As provided in the Opon Contract, upon the designation of an area or field as commercial, Ecopetrol acquires a 50% interest in such area or field and will reimburse the associate parties for 50% of the direct exploration costs for each commercial discovery from its share of production. An application for commerciality was submitted by Amoco Colombia in February 1996. In May 1996, Ecopetrol approved a commercial field of approximately 2,500 acres around the Opon No. 3 and No. 4 wells. The interests in the commercial field are approximately 50%, 30%, 15.4%, and 4.6% for Ecopetrol, Amoco Colombia, Hondo Magdalena, and ODC, respectively. The commercial field is substantially smaller than that requested, but may be enlarged by future drilling and/or additional technical information. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field until the new areas are proven and declared commercial. Ecopetrol will participate in further development costs of the existing commercial field. As described below, Ecopetrol has agreed to reimburse in cash certain costs related to the construction of pipeline and wellhead facilities incurred before commerciality was declared. The associate parties are preparing an application to Ecopetrol to declare commercial the part of the Opon Contract area around the Opon No. 6 well. The application is based upon data collected from the well to date. Ecopetrol has 90 days to give an answer after the application is submitted and accepted.

       The Opon Contract provides that the Opon Contract area will be reduced after the end of the exploration period, or September 30, 1995. The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,828 acres). A second acreage relinquishment of 25% of the original area was required on July 15, 1997. The associate parties have proposed to Ecopetrol a relinquishment of 5,000 hectares and an obligation to drill the Opon No.

       14 well as a substitute to the relinquishment of approximately 12,500 hectares. Ecopetrol has not responded at this time. On July 15, 1999, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.

       The Opon No. 6 well commenced drilling on October 24, 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the current commercial area. Hondo Magdalena is paying 30.9% of the costs of this well, presently estimated at $28.7 million. After the drilling was completed, several mechanical problems in the completion and testing of the Opon No. 6 well have occurred. A second set of perforating guns were fired after there was a failure of a portion of the guns during the initial completion attempt in April 1997. Cleanup and testing on the second set of perforations commenced in May 1997 and, while all the guns fired, the well has not flowed as anticipated. The associate parties have suspended operations on the well in order to fully evaluate all data from the well and prepare a plan for further operations. The evaluation is continuing at this time. The associate parties have decided to pursue claims against suppliers of services and equipment related to the problems encountered during completion operations on the Opon No. 6 well. Only preliminary correspondence and discussions have occurred related to these claims, and no prediction of the outcome can be made at this time. As noted above, the associate parties are preparing an application to Ecopetrol to declare the area around the Opon No. 6 well commercial.

       The next well will be the Opon No. 14 well, to be drilled approximately 4 kilometers south of the Opon No. 4 well and estimated to cost $21.5 million. Construction of the drilling pad for the Opon No. 14 well has begun and the well is expected to commence drilling in October 1997. The well is intended to confirm the existence of the La Paz gas and condensate reservoir in the south of the Opon Contract area.

       Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol executed a Memorandum of Understanding ("MOU") in July 1995 for the construction of a pipeline and wellhead facilities (which were not contemplated in the Opon Contract) and the sale of natural gas from the Opon Contract area. The MOU provides that the parties will construct a 16-inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Barrancabermeja. The pipeline will have a capacity of 120 million cubic feet per day and is now estimated to cost $55.8 million. Under the MOU, Hondo Magdalena, ODC and Amoco Colombia each pay their respective share of the costs incurred prior to July 1, 1995, up to a maximum of 10% of the total pipeline costs. Ecopetrol will pay cash for its share of pipeline costs incurred after July 1, 1995; the remainder of Ecopetrol's share of costs (those incurred prior to July 1, 1995) will be recovered out of production. The investment in pipeline costs will be recovered through a pipeline tariff. In the MOU, Ecopetrol agreed to construct improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee. The parties agreed in the MOU to negotiate contracts necessary to carry out the agreements made in the MOU. Ecopetrol agreed to fund 80% of its share of wellhead facilities

       (total estimated cost of $30.8 million) in cash with 20% to be recovered subsequently from production.

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

       After lengthy negotiations, contracts covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream have been completed. Management believes that the new contracts achieve an arrangement that is an economic equivalent to the terms of the MOU and comply with the new CREG regulations.* The contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.08 per million British Thermal Units);
       (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of US$0.20 per thousand cubic feet of gas.

       Preliminary work for the pipeline began in late 1994 and construction began in July 1996. Construction of the pipeline and wellsite facilities has been completed. Completion of improvements to Ecopetrol's El Centro gas plant is presently expected to occur in October 1997.* Work on the El Centro gas plant improvements has been interrupted by labor disputes. Production will commence after the El Centro improvements are completed and tested. The estimate of the completion date of the El Centro project is subject to delays due to weather, labor interruptions, guerrilla activity, unanticipated shortages of materials or equipment and other causes beyond the control of Ecopetrol or the associate parties.

       The associate parties are reviewing the contracts with Ecopetrol, particularly the take-or-pay clause of the gas sales agreement, to determine whether to submit invoices to Ecopetrol for gas not taken after the pipeline and wellsite facilities were completed. No course of action has been determined at this time.





       --------------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       On March 3, 1997, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol, as sellers, signed a contract with Termo Santander de Colombia E.S.P., as purchaser ("Termo Santander"), to supply natural gas to an electric generation plant being built at the Opon Contract area. The parties to the Opon Contract will supply natural gas to the power plant which is expected to begin commercial operations by the end of calendar 1997.* The estimate of the completion date of the power plant is subject to delays due to weather, labor interruptions, guerrilla activity, unanticipated shortages of materials or equipment and other causes beyond the control of Termo Santander. The sellers will supply natural gas requested by the purchaser up to 60 million cubic feet per day. The sellers will receive $4.2 million per year for making the gas available for purchaser's call. Purchaser will pay 60% of the government-regulated price (described above) for the natural gas it takes. The sellers will also receive additional bonus payments when the power plant achieves a price for its electrical power in excess of certain target rates. Condensate associated with the natural gas that is delivered to the purchaser will be separately sold to Ecopetrol. The contract provides for substantial penalties, decreasing over the life of the contract, to the sellers for the failure to deliver gas as and when requested by the purchaser. The commencement of the contract is contingent upon the completion of the electric generation plant and a determination by the sellers that there are sufficient reserves to supply natural gas to the purchaser for the entire term of the agreement.

       Amoco Colombia submitted a budget to Hondo Magdalena and ODC for calendar 1996 in April 1996. Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. Similarly, Amoco Colombia submitted a budget for calendar 1997 on November 5, 1996, and Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. As of this date, no final budget has been approved for calendar years 1996 and 1997, and no budget for calendar year 1998 has been formally submitted. The parties continue to try to resolve the dispute about overhead. Hondo Magdalena has paid invoices from Amoco Colombia, including disputed overhead and has charged the full overhead amount to expense. It is management's opinion that the Company is not obligated to pay for overhead unless charged pursuant to an approved budget; however the Company has paid Amoco Colombia's invoices, under protest and subject to audit, in the hope of resolving the dispute. If the dispute cannot be resolved, the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC provides for arbitration of disputes.










       --------------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

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

       As more fully described in Note 7 to the Consolidated Financial Statements in Item 1, the State of California issued a preliminary report in June 1996 finding that the Fletcher refinery owed $10.8 million for certain state excise taxes (and related penalties and interest) arising from periods when the Company owned the Fletcher refinery. The State of California issued a revised preliminary report in January 1997 reducing this amount to $6.4 million. The State of
       California issued an assessment of $5.7 million in July 1997.   Assessed
       amounts are subject to a process of appeals and may be further adjusted.* The Company and the Fletcher refinery intend to further contest the assessment through the appeals and hearing process. The Company believes the liability it has accrued is sufficient to provide for the amount ultimately found to be due.*

       RESULTS OF OPERATIONS


       Quarters Ended June 30, 1997 and 1996
       --------------------------------------

       Results of continuing operations for the quarter ended June 30, 1997 amounted to a net loss of $2.7 million, or 19 cents per share. The Company reported a net loss from continuing operations of $2.3 million, or 17 cents per share, for the quarter ended June 30, 1996. No losses from discontinued operations were reported for either period.

       The level of the Company's indebtedness to Lonrho Plc and to Amoco Colombia under the Funding Agreement has increased by approximately $27.6 million between June 30, 1996 and June 30, 1997. Interest expense increased by only $0.3 million between the quarters ended June 30, 1997 and 1996 because the majority of the charges from the Funding Agreement are capitalized.


       Nine Months Ended June 30, 1997 and 1996
       ----------------------------------------

       Results of continuing operations for the nine months ended June 30, 1997 amounted to a net loss of $8.2 million, or 59 cents per share. The Company reported a net loss from continuing operations of $9.2 million, or 67 cents per share, for the nine months ended June 30, 1996. No losses from discontinued operations were reported for either period.

       --------------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       Operating costs for the nine months ended June 30, 1997 include an accrual of $0.4 million for revisions to estimated plugging and abandonment costs of an offshore unit in California. No comparable costs were incurred in the nine months ended June 30, 1996.

       Overhead, Colombian operations decreased $0.5 million between the nine months ended June 30, 1997 and 1996 primarily because:(i) year end adjustments recorded by Amoco Colombia increasing the figure in December 1995 did not recur in December 1996 and (ii) Ecopetrol participated in overhead expenses pertaining to the commercial operations for the nine months ended June 30, 1997.

       The Company's Colombian operations undertook a seismic exploration program during fiscal 1996. The decrease of $1.7 million in exploration costs between the nine-month periods arises because there were no comparable expenses incurred in fiscal 1997.

       The level of the Company's indebtedness to Lonrho Plc and to Amoco Colombia under the Funding Agreement has increased by approximately $27.6 million between June 30, 1996 and June 30, 1997. Interest expense increased by only $0.8 million between the nine months ended June 30, 1997 and 1996 because the majority of the charges from the Funding Agreement are capitalized.

       Management expects losses from continuing operations to continue through fiscal 1998.*


       LIQUIDITY AND CAPITAL RESOURCES

       During the nine months ended June 30, 1997, cash inflows of $12.6 million arose from borrowings from Lonrho Plc under existing loan agreements. The Company utilized cash of $2.9 million and $0.3 million to finance continuing and discontinued operations, respectively, $8.4 million for capital expenditures, and made scheduled debt repayments of $0.8 million. At June 30, 1997, the Company had cash balances of $0.5 million.

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

       The Company obtained a facility loan of $13.5 million in a Revolving Credit Agreement dated as of June 28, 1996, between the Company and Thamesedge, Ltd., a subsidiary of Lonrho Plc. The facility is to be used for Hondo Magdalena's requirements for the Opon project and for general corporate expenses. This loan was amended and restated, as described below. In December 1996, the Company obtained extensions of the maturity of its debts to Lonrho Plc. The maturity of the loans from

       --------------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       Lonrho Plc maturing on October 1, 1997 was extended to not earlier than January 1, 1998. As consideration for the extensions and certain other financial undertakings, the Company has granted to Lonrho a security interest in all of the shares of Hondo Magdalena. The Company signed a Security Interest Agreement dated as of May 13, 1997 to document the pledge of the Hondo Magdalena shares. The Company also agreed to give Lonrho an option to convert $13.5 million of existing loans with an interest rate of 6% into the Company's common stock. The debt will be convertible at Lonrho's option at any time prior to maturity (January 1, 1998) at a rate of $12.375 per share. The portion of the debt that may be converted into common stock will not be secured by the pledge of the Hondo Magdalena shares. The option to convert the debt into common stock was approved by the Company's shareholders at the 1997 Annual Meeting on March 12, 1997.

       In July 1997, the Company and Thamesedge, Ltd. agreed to amend and restate the June 1996 Revolving Credit Agreement. Under the Amended and Restated Revolving Credit Agreement dated as of July 2, 1997, Thamesedge agreed to make additional advances of $7.0 million to the Company, making the total amount of the loan $20.5 million. The interest rate remains 13%, due semi-annually; as provided in other debts to Thamesedge and described above, the Company may make interest payments in shares of its common stock. The loan now matures January 1, 1999. As additional consideration for the loan, the Company has agreed to give Lonrho an option to convert $7.0 million of existing debt with an interest rate of 6% into the Company's shares at $7.70 per share (110% of the closing price on July 1, 1997). The option to convert must be approved by the Company's shareholders at the next annual meeting. If the option to convert is not approved by the shareholders, the interest rate on $7 million of existing debt will increase to 13.5%. Lonrho has further agreed to vote its shares on the matter of the option to convert in proportion to the votes cast by disinterested shareholders. As of June 30, 1997, $12.6 million of this facility has been drawn.


       The Company presently owes Lonrho Plc $97.9 million, of which $58.5 million is due January 1, 1998. The Company does not have the resources to pay these amounts due in less than twelve months. Lonrho has demonstrated its willingness to work with the Company on this matter in the past, as evidenced by several prior modifications of the debts' maturity terms. Management believes that the Company will be able to obtain further extensions of the maturity of the Company's debts to Lonrho Plc.*

       On May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area (see Note 4 to the Consolidated Financial Statements in Item 1, above) and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995 with the execution of the MOU. Hondo Magdalena may finance its share of the costs (including overhead) for the pipeline and an approved geological and geophysical work program for

       --------------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

       up to 365 days after the date that production from the Opon Contract area begins. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production, along with an equity premium computed on a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

       Based upon the Company's budget and current information, management believes existing cash, available facilities, Lonrho commitments, and the interim Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, unanticipated increased drilling and completion expenses of the Opon No. 6 well, drilling of the Opon No. 14 well, overhead obligations unrelated to capital projects and other business activities) during calendar 1997.* However, management believes the Company will need additional cash to participate in the drilling of additional wells in Colombia and to fund its corporate overheads, or to participate in other capital projects which may be proposed in Colombia.* In addition, funds are required to retire the Funding Agreement since a significant portion of the anticipated cash flow is dedicated to servicing the Funding Agreement. There is a financial incentive to prepay the Funding Agreement within 90 days after production begins. If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company has the option to not participate in some or all of the capital projects.* In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

       Cash from operations are not expected to be a source of funds until the Opon Project begins commercial production, estimated in fall 1997.* Management is reviewing several options for raising funds including sale of the Company's 15.4 % interest in the pipeline.* Management continues to pursue discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations for the Opon project but has received no commitments.* Additional deliverability from current drilling projects and adequate production capability through the pipeline infrastructure will be important factors in obtaining third party financing.* In the interim, the Company must continue to rely on the financial support of Lonrho.* While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.

       --------------------
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above, for a description of important risk factors that may affect actual results.

                                        Part II

       Item 1.   LEGAL PROCEEDINGS

       Refer to Item 1 of Part II of the Company's Form 10-Q for the period ended December 31, 1996 for a description of a legal proceeding involving the sale of the Fletcher refinery that arose in that quarter. No significant developments in this legal proceeding occurred during the quarter ended June 30, 1997.

       The Company was recently notified by an agency of the State of California that its subsidiary, Newhall Refining Co., Inc., is considered a potentially responsible party in the matter of the cleanup of a dump site near Bakersfield, California. The Company has not completed its investigation of the circumstances that have led to the notification, and, therefore, management cannot assess the potential exposure or liability, if any, to the Company.


       Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index on page 24.

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HONDO OIL & GAS COMPANY
                                             (Registrant)

       Date: August 14, 1997                 /s/ Stanton J. Urquhart
             ---------------                 -----------------------
                                             Stanton J. Urquhart
                                             Vice President and Controller

       The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.

                                     EXHIBIT INDEX

       Exhibit
       Number            Subject
       -------           ------------------------------------------------

         10.1 Security Interest Agreement dated as of May 13, 1997 by and between the Company, Thamesedge Ltd., Folio Trust Company Limited and Folio Nominees Limited

         10.2 Amended and Restated Revolving Credit Agreement dated as of July 2, 1997 by and between the Company and Thamesedge Ltd.

         10.3 Promissory Note for $20,500,000 dated as of July 2, 1997 from the Company to Thamesedge Ltd. delivered pursuant to the Amended and Restated Revolving Credit Agreement (Exhibit 10.2, above)

         10.4 Guaranty dated as of July 2, 1997 of Hondo Magdalena Oil & Gas Limited to Thamesedge Ltd. guaranteeing the obligations of the Company under the Amended and Restated Revolving Credit Agreement (Exhibit 10.2, above)

         27              Financial Data Schedule