Form 10-K
period 1997-09-30
HONDO OIL & GAS CO
filed 1997-12-24
CIK 76696

                                      FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: September 30, 1997

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

                                                       Name of each
                                                       exchange on
                      Title of each class            which registered
                      -------------------            ----------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 12, 1997 based on the closing price on the American Stock Exchange of such stock on such date was $32,381,596.

       Registrant's Common Stock outstanding at December 12, 1997 was 13,788,424 shares.

       DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the annual shareholders meeting are incorporated by reference into
       Part III.

                               HONDO OIL & GAS COMPANY

                         INDEX TO ANNUAL REPORT ON FORM 10-K


           Caption                                                       Page

       PART I

           Item  1.  Business ............................................. 4

           Item  2.  Properties ...........................................14

           Item  3.  Legal Proceedings ....................................15

           Item  4.  Submission of Matters to a Vote of Security
                      Holders .............................................16

       PART II

           Item  5.  Market for Registrant's Common Equity and
                      Related Stockholder Matters .........................17

           Item  6.  Selected Financial Data ..............................18

           Item  7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................20

           Item  8.  Financial Statements .................................31

           Item  9.  Changes In and Disagreements with Accountants
                      on Accounting and Financial Disclosure ..............61

       PART III

           Item 10.  Directors and Executive Officers of
                      the Registrant ......................................61

           Item 11.  Executive Compensation ...............................61

           Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management ...............................61

           Item 13.  Certain Relationships and Related Transactions .......61

       PART IV

           Item 14.  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K .................................61

       SIGNATURES  ........................................................62

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

       In January 1996, Lonrho Plc acquired control of the Company. Prior to that date the control of the Company was effectively shared with Robert
       O. Anderson and his family. In a Schedule 13D amendment filed October 15, 1997, by Lonrho Plc and its affiliates, the filing parties said that Lonrho Plc had retained Morgan Stanley & Co. Incorporated to assess and implement strategic alternatives with respect to Lonrho's direct and indirect investment in the Company. Lonrho Plc said such strategic alternatives could include, without limitation, a possible recapitalization of the Company or a sale or business combination involving the Company or Lonrho's direct and indirect equity interest in the Company (including the sale or assumption of the debt obligations of the Company to affiliates of Lonrho).

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

       The Opon Contract provides for an exploration period of six years, which commenced in July 1988 and was extended through September 30, 1995. The minimum work obligations required by the Opon Contract for the exploration period were completed by the associate parties (Amoco Colombia, Hondo Magdalena and ODC). The Opon Contract provides that at the end of the exploration period, the associate parties may seek to declare a field capable of producing commercial hydrocarbons (repaying investment and expenses and returning a profit) by presenting an application to Ecopetrol. Ecopetrol has 90 days to respond to the associate parties' application. If Ecopetrol agrees, then the field is declared to be commercial and production may commence. Upon the designation of an area or field as commercial, Ecopetrol acquires a 50% interest in such area or field and reimburses the associate parties for 50% of the direct exploration costs for each commercial discovery from its share of production. Thereafter, Ecopetrol pays 50% of costs and will receive 50% of production. Revenue from the Opon Contract area is subject to a 20% royalty, which is paid to the Colombian government.

       The associate parties completed the minimum work obligations for each of the six years of the exploration period with completion of the Opon No. 4 well in September 1995. An application for commerciality was submitted by Amoco Colombia in February 1996. On May 8, 1996, Ecopetrol approved a commercial field of approximately 2,500 acres around the Opon No. 3 and No. 4 wells (described below). The interests in the commercial field are approximately: Ecopetrol, 50%, Amoco Colombia, 30%, Hondo Magdalena, 15.4%, and ODC, 4.6%. Amoco Colombia, Hondo Magdalena and ODC have interests in the remainder of the Opon Contract area of approximately 60%, 30.9% and 9.1%, respectively. The commercial field is substantially smaller than that requested by Amoco Colombia. The commercial field may be enlarged by future drilling and/or additional technical information.* The associate parties submitted an application to declare the area around the Opon No. 6 well commercial in August 1997. Ecopetrol responded in September 1997 that it considered the information presented to be insufficient to evaluate the application for the extension of the commercial area. The associate parties are evaluating Ecopetrol's response in light of the terms of the Opon Contract and plan to approach Ecopetrol for clarification of its
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

       response. At this date, the area around the Opon No. 6 well is not a part of the commercial area. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field until the new areas are proven and declared commercial. Ecopetrol will participate in further development costs of the existing commercial field.

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

       The first acreage relinquishment of 50% occurred during 1996, effective September 30, 1995, reducing the area of the Opon Contract area to 25,021.5 hectares (61,828 acres). The Company believes that the first relinquishment did not cause the loss of significant exploration opportunities. The second acreage relinquishment was due on September 30, 1997. By agreement with Ecopetrol, the second relinquishment has been postponed until September 30, 1998. As consideration, the associate parties agreed to perform, for the full Opon Contract area, surface geological studies and petrochemical analysis, and to undertake a study to determine the economic and technical viability of putting the shallow oil producing wells in the Opon Contract area into production.

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

       The Opon No. 6 well commenced drilling in October 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the current commercial area. The well is presently estimated to cost $30.2 million, of which Hondo Magdalena's share is 30.9%.* After the drilling was completed, several mechanical problems in the completion and testing of the Opon No. 6 well occurred. After there was a failure of a portion of the guns during the initial completion attempt in April 1997, a second set of perforating guns were fired. Cleanup and testing on the second set of perforations commenced in May 1997 and, while all the guns fired, the well has not flowed as anticipated. The associate parties have suspended operations on the well in order to fully evaluate all data from the well and prepare a plan for further actions. Amoco Colombia has recently proposed a workover of the Opon No. 6 well using propellant stimulation technology. A decision on the proposal will be made in January 1998 following an economic analysis.* The associate parties are attempting to negotiate a settlement of claims against suppliers of services and equipment related to the problems encountered during completion operations on the Opon No. 6 well, but no settlement has been reached. If a settlement is not reached, the next step will be arbitration.* No prediction of the outcome of these matters can be made at this time.

       The Opon No. 14 well, approximately 4 kilometers south of the Opon No. 4 well commenced drilling in October 1997. The total cost of the well is estimated to be $21.5 million, of which Hondo Magdalena will bear 30.9%.* The well is planned for a total depth of 11,000 feet and is intended to confirm the existence of the La Paz gas and condensate reservoir in the south of the Opon Contract area.* The drilling of the well has progressed in accordance with its plan to this date.

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

       Production is subject to political risks inherent in all foreign operations, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities,
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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

       Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the United States government. In February 1997, the President of the United States announced that Colombia again would neither be certified nor granted a national interest waiver. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; U. S. representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

       The government of Colombia has established a natural gas policy and is pursuing a program to maximize the utilization of natural gas throughout the country, including the industrial cities of Medellin, Cali and Bogota, where developed markets and infrastructure are expanding. The Colombian government's policy on natural gas is intended to increase the consumption of natural gas in order to provide a more balanced use of its energy resources. The policy includes the use of natural gas in place of higher cost electricity and in place of wood to reduce deforestation. The government intends to encourage the development of markets for natural gas and is pursuing the development of pipeline transportation systems for new markets. The proximity of the Opon Contract area to these potential gas markets will be an advantage for marketing the natural gas.

       In July 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol agreed to construct a pipeline and wellhead facilities (which were not contemplated in the Opon Contract). The parties constructed a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The investment in pipeline costs will be recovered through a pipeline tariff.* Ecopetrol has constructed improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee.

       The Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy of the Colombian government, regulates natural gas pipelines and the sale of natural gas in Colombia. CREG's regulations provide the ceiling price for natural gas and the methodology for establishing pipeline tariffs. Based upon these regulations, Amoco Colombia, as operator applied for a tariff for the pipeline; CREG has not yet responded to this application.

       Contracts, covering the sale of natural gas, the sale of condensate and natural gas liquids, the processing of the gas stream, and transportation of natural gas and liquids are complete and have been signed by all parties. The contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.08 per million British Thermal Units); (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.159 per thousand cubic feet of gas. In a recent amendment to the gas processing agreement the associate parties agreed to bear the cost of processing royalty gas that is attributable to their interests and Ecopetrol reduced the fee for processing from $0.20 to $0.159 per thousand cubic feet of gas. Ecopetrol, as purchaser, pays the pipeline tariff for the natural gas sold by the associate parties.

       On March 3, 1997, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol, as sellers, signed a contract with Termo Santander de Colombia E.S.P., as purchaser ("Termo Santander"), to supply, subject to the conditions noted below, natural gas to an electric generation plant at the Opon Contract area. Termo Santander's power plant is located at the Opon Contract area. Under the contract, the sellers will supply natural gas requested by the purchaser up to 60 million cubic feet per day. The sellers will receive $4.2 million per year for making the gas available for purchaser's call. Purchaser will pay 60% of the government-regulated price (described above) for the natural gas it takes. The sellers will also receive additional bonus payments if the power plant achieves a price for its electrical power in excess of certain target rates. Condensate associated with the natural gas that is delivered to the purchaser will be separately sold to Ecopetrol. The contract provides for substantial penalties, decreasing over the life of the contract, to the sellers for the failure to deliver gas. The commencement of the contract is conditioned upon the completion of the electric generation plant and a determination by the sellers that there are sufficient reserves to supply natural gas to the purchaser for the entire term of the agreement. In order to begin deliveries before the condition concerning the sufficiency of reserves is satisfied, an interim agreement for the sale of gas to Termo Santander was signed on November 20, 1997. The interim agreement will be effective until
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

       January 1, 1999, or until sufficient reserves are determined through additional work on the Opon No. 6 well or the successful completion of the Opon No. 14 well.* The gas sales price under the interim agreement will be equivalent to the price, including the pipeline tariff, that would have been received if the same gas were sold under the contract with Ecopetrol described in the preceding paragraph.

       The pipeline and wellsite facilities were completed in June 1997. Ecopetrol completed the improvements to the El Centro gas plant in November 1997. Production from the Opon field began on December 1, 1997, with gas supplied to Termo Santander for testing the first of two turbines at the power plant. The first shipment of gas through the pipeline began on December 5, 1997, but was interrupted for one week shortly thereafter by a landslide. The first shipment of gas was 10 million cubic feet and the quantity is expected to increase to the contract quantity of 100 million cubic feet per day by calendar year end 1997.*

       Development of the Opon Project will require significant future capital expenditures for which the Company will need additional funds. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in Item 7.


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





       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

       The Company owns in fee simple approximately 11 acres of undeveloped land located in eastern Los Angeles County. An option to a developer on the Company's Via Verde tract at a price of $3.1 million expires in December 1997. The option agreement will allow the Company the right to be released from the current agreement should there be a potential sale of the parcel to a ready and willing buyer.

       Each of the above real properties is subject to a mortgage in favor of Lonrho Plc. See Note 5 to the Consolidated Financial Statements in Item 8.


       COMPETITIVE FACTORS

       Other parties have developed or announced discoveries of natural gas in Colombia. These reserves and potential reserves exist on the north coast of Colombia and in the Llanos Basin, east of the Company's interest at the Opon Contract area. In the developing gas market of Colombia, these gas supplies will compete for existing and new markets, and for access to transportation facilities for natural gas. Such competition may adversely affect the Company's ability to market its natural gas and/or the price of natural gas. At this time, no prediction can be made as to the effect such competition will ultimately have upon the Company.


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

       (2)  Fletcher Refinery

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

       (3)  Newhall Refinery Site

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

            The Newhall Refinery was recently notified by a California state agency that it is considered a potentially responsible party, under a state law that is equivalent to CERCLA, in the matter of the cleanup of a dump site previously operated by Environmental Protection Corporation, the Eastside Disposal Facility, near Bakersfield, California. The Company has no record of having disposed of any waste at the site, and is continuing its investigation of the circumstances that have led to the notification. Based upon the records obtained from other parties, the quantities of waste attributed to Newhall are minute relative to the total amount of waste delivered to the landfill. However, management cannot assess at this time the potential exposure or liability, if any, to the Company.

       Government Regulations and Legislative Proposals

       The Company is subject to governmental regulations which include various controls on the exploration for, production, sale, and transportation of crude oil and natural gas in Colombia. See International Operations above. A number of foreign, federal and other legislative proposals, if enacted, may have adverse effects on companies in the petroleum industry, including the Company. These proposals involve, among other matters, the imposition of additional taxes, price controls, land use controls and other restrictive measures. The Company cannot determine to what extent future operations and earnings may be affected by new regulations or changes in current regulations.


       EMPLOYEES

       The Company employed 7 full-time personnel as of September 30, 1997.


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

       (1) For estimated net quantities of proved oil and gas reserves, results of operations from oil and gas producing activities and the standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities for the years ended September 30, 1997, 1996 and 1995, as applicable, see Supplementary Information about Oil and Gas Producing Activities and Reserves (Unaudited) following the Consolidated Financial Statements in Item 8.

       (2) The only estimates of total proved net oil and gas reserves filed with any federal agency during fiscal 1997 are those contained in this Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

       (3) No production income and cost per unit data for the years ended September 30, 1997, 1996 and 1995 exists and none will be reported until production in Colombia commences in fiscal 1998.

       (4) The Company had two (0.3 net) wells capable of production (located in Colombia) at September 30, 1997. An area of 2,500 acres (386 net acres), which encompasses the two completed wells, was declared commercial in May 1996. The Company's interest in the commercial area is 15.444375%. Additional wells are permitted to be drilled on this acreage and additional areas reported as undeveloped in (5) below may be declared commercial in the future.

       (5) Undeveloped acreage at September 30, 1997, all located in Colombia, consists of 59,327 gross acres, or 18,325 net acres, contained within the areas of the Opon Contract which have not been declared commercial. The Company's interest in this area is 30.88875%. Portions of this acreage are subject to relinquishment to Ecopetrol in the future.

       (6) Net wells completed (all located in Colombia) for the years ended September 30:

                                          1997      1996      1995
                                          ----      ----      ----

            Productive exploratory          -         -       0.3
            Dry exploratory                 -         -         -
            Productive development          -         -         -
            Dry development                 -         -         -

            The Company's interest in net productive exploratory wells is computed at the Company's interest at the time they are drilled. The Company's interest in these wells is subject to a 50% reduction upon a declaration of commerciality.

       (7) Present activity: The Opon No. 6 well was commenced on October 24, 1996 in the non-commercial area of the Opon Contract and encountered several mechanical problems during completion and testing in April and May 1997. Work on the well has been suspended until a plan for further actions has been developed. Amoco Colombia has recently proposed a workover of the Opon No. 6 well using propellant stimulation technology. A decision on the proposal will be made in January 1998 following an economic analysis.* Drilling of the Opon 14 commenced on October 23, 1997 in the non-commercial area of the Opon Contract and is expected to be completed in the spring of 1998.*

       (8)  Delivery Commitments:

            The Company has executed two contracts for sales of specific quantities of natural gas from the Company's wells in Colombia.
            See International Operations in Item 1. The Company believes the reserves discovered in the Opon No. 3 and 4 wells are adequate to meet these sales commitments in the near future.* Additional wells are needed and will be drilled to insure the ability to meet delivery commitments over the life of the contract.*


       OTHER PROPERTIES

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

       The Company has evaluated the Newhall Refinery site to determine the impact of refining activities on the environment. The Company has conducted an environmental assessment of the refinery site and a remediation plan for the site has been submitted to the Regional Water Quality Control Board and has received staff approval. The Company estimates that $2.0 million would be incurred in executing the approved remediation plan; however, the Company expects to sell the property without incurring these costs by reducing the purchase price. The Company's estimate of the net realizable value of this property has been reduced by estimated remediation costs in determining the carrying value of the property and therefore the remediation costs will not affect future results of operations. See Note 12 to the Consolidated Financial Statements in Item 8.
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

       In the agreement for the sale of Fletcher Refinery in 1993, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by then Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1.4 million as a result of the consultant's evaluation. An additional $0.7 million was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which could be due. The State of California issued a preliminary report in June 1996 which concluded taxes and penalties of $10.8 million were due as a result of the audit. The State of California issued a Notice of Determination in July 1997 reducing the taxes and penalties due to $5.7 million.
       Assessed amounts are subject to a process of appeal and further adjustment, which remedies are still being pursued. The buyer notified the Company that it claims indemnity in this matter and in January 1997 filed suit in Superior Court, Los Angeles, California for a declaratory judgment enforcing the indemnity and for other relief. The Company accrued an additional $1.2 million in September 1997. The Company has accrued its best estimate of the ultimate liability and believes this is sufficient to provide for the amount that will ultimately be paid based on the information available. No assurances can be given that the ultimate liability, if any, will be the amount accrued, and any such liability may be greater or less than the amount accrued.

       The Newhall Refinery was recently notified by a California state agency that it is considered a potentially responsible party, under a state law that is equivalent to the Federal Comprehensive Response, Compensation and Liability Act, in the matter of the cleanup of a dump site previously operated by Environmental Protection Corporation, the Eastside Disposal Facility, near Bakersfield, California. The Company has no record of having disposed of any waste at the site, and is continuing its investigation of the circumstances that have led to the notification. Based upon the records obtained from other parties, the quantities of waste attributed to Newhall are minute relative to the total amount of waste delivered to the landfill. However, management cannot assess at this time the potential exposure or liability, if any, to the Company.


       Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                       PART II

       Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Closing stock price ranges for the quarterly periods during the fiscal years ended September 30, 1997 and 1996, as reported by the American Stock Exchange Monthly Market Statistics reports, were as follows:

                    December 31     March 31        June 30      September 30
                    -----------     --------        -------      ------------
       Fiscal 1997:
            Low       $ 10.75        $ 10.50        $  6.44        $  5.88
            High      $ 15.00        $ 14.00        $ 10.75        $  7.25

       Fiscal 1996:
            Low       $ 13.50        $  9.25        $ 11.13        $ 11.00
            High      $ 20.88        $ 13.88        $ 14.50        $ 16.88

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

       The number of shareholders of record on December 12, 1997 was 689.

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






                                         17
ITEM 6.  SELECTED FINANCIAL DATA

<HEADING>
                                       For the Fiscal Year Ended September 30,
                             ----------------------------------------------------------
                               1997 a      1996 a      1995 a      1994 a       1993
                             ----------   ---------   ---------   ---------   ---------
                                        (In Thousands Except Per Share Data)
OPERATING DATA

Revenue                            $29        $112         $46        $728        $980
Gain (loss) on sale of assets       --          (6)         --      (1,240)         (8)
Operating costs and expenses     4,367       6,293       1,943       2,880       5,910
Depreciation, depletion
  and amortization                 230         156         266         220         365
Interest expense                 6,222       5,009       4,680       4,605       3,411
Provision for income taxes          (2)          5         113        (199)        (46)
                             ----------   ---------   ---------   ---------   ---------
Income (loss) from
  continuing operations        (10,788)    (11,357)     (6,956)     (8,018)     (8,668)

Loss from discontinued
  operations                    (1,600) b   (1,300) c   (4,950) b   (3,038) b  (15,176) d
                             ----------   ---------   ---------   ---------   ---------

Net Loss                      $(12,388)   $(12,657)   $(11,906)   $(11,056)   $(23,844)
                             ==========   =========   =========   =========   =========

Earnings (loss) per share
  Continuing operations         $(0.78)     $(0.83)     $(0.53)     $(0.62)     $(0.67)
  Discontinued operations        (0.12)      (0.10)      (0.37)      (0.23)      (1.16)
                             ----------   ---------   ---------   ---------   ---------

                                $(0.90)     $(0.93)     $(0.90)     $(0.85)     $(1.83)
                             ==========   =========   =========   =========   =========

Weighted average common
  shares outstanding            13,781      13,673      13,171      13,009      13,007
                             ==========   =========   =========   =========   =========

<HEADING>
                                       For the Fiscal Year Ended September 30,
                             ----------------------------------------------------------
                               1997 a      1996 a      1995 a      1994 a       1993
                             ----------   ---------   ---------   ---------   ---------
                                                   (In Thousands)
OTHER FINANCIAL DATA

Working capital (deficit)      $(5,834)    $(5,109)    $(1,077)     $2,413      $1,729
                             ==========   =========   =========   =========   =========

Properties, net                $40,612     $21,248     $12,777     $10,855     $15,910
                             ==========   =========   =========   =========   =========

Net assets of discontinued
  operations                    $2,137  b   $2,202  c   $2,978  b   $6,851  b   $7,750  d
                             ==========   =========   =========   =========   =========

Total assets                   $44,930     $24,540     $18,398     $24,908     $30,142
                             ==========   =========   =========   =========   =========

Long-term debt                $102,903     $83,334     $82,213     $81,888     $78,828
                             ==========   =========   =========   =========   =========

Shareholders' equity(deficit) $(93,173)   $(80,891)   $(73,364)   $(66,681)   $(55,815)
                             ==========   =========   =========   =========   =========









-----------------------------

a Under the terms of a Farmout Agreement, the Company's partner in the Company's Colombian operations paid for most costs incurred (both capitalized and expensed) in Colombia in 1995 and 1994. The Company became responsible for its share of costs in Colombia in 1996.

b The Company recorded valuation provisions against the carrying value of its discontinued real estate operations and accrued for a contingent liability arising from its discontinued refining and marketing operations in 1997, 1995 and 1994.

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

       Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GENERAL DISCUSSION

       Introduction
       ------------
       Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate were shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. In accordance with the terms of the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol") declared a portion of the area as commercial in May 1996. A pipeline and related wellsite facilities to deliver natural gas and condensate to a market are complete, and production began in December 1997. Deliveries of natural gas to a power plant located at the Opon Contract area also began in December 1997. The Opon No. 6 well encountered mechanical problems during completion operations and is temporarily suspended to evaluate information and develop plans for further operations on the well, including workover of the well.* Drilling of the Opon No. 14 well began in October 1997. If no problems are encountered, the Opon No. 14 well should be completed and tested in the Spring of 1998.* As further described below, the Company will require additional financing to continue development of the Opon project.


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

       Role Of Ecopetrol. Ecopetrol is a quasi-governmental corporate organization wholly-owned by the Colombian government, a party to the Opon Contract and the purchaser of natural gas and liquid hydrocarbons under contracts for the sale of production from the Opon field. See International Operations, above. At present, the price of natural gas is set by law enacted by the legislature of Colombia in 1983. The
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements.

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

       Marketing Of Natural Gas. The Company must secure additional markets and sales contracts for natural gas in Colombia in order to increase production and cash flow from the Opon project. This will depend on the continued development of gas markets and an infrastructure for the delivery of natural gas in Colombia. Also, other producers of natural gas in Colombia will compete for the natural gas market and for access to limited pipeline transportation facilities. See International Operations and Competitive Factors in Item 1.

       Foreign Operations. The Company's operations in Colombia are subject to political risks inherent in all foreign operations. See International Operations in Item 1.

       Risks Of Oil And Gas Exploration. Inherent to the oil and gas industry is the risk that future wells will not find hydrocarbons where information from prior wells and engineering and geological data indicate hydrocarbons should be found. Further, existing wells can deplete faster than anticipated, potentially causing revisions to reserve estimates and increasing costs due to replacement wells. Also, because of the limited number of wells in the Opon Contract area, the impact of the loss of a single well would potentially affect the Company's production capability. Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of oil and gas. See International Operations in
       Item 1.

       Laws And Regulations. The Company may be adversely affected by new laws or regulations in the United States or Colombia regarding its operations and/or environmental compliance, or by existing laws and regulations. For additional information, see Other Factors Affecting the Company's Business in Item 1.

       Limited Capital. At September 30, 1997 the Company had a deficiency in net assets of $93.2 million. The Company's principal asset, its investment in the Opon project, will require additional capital for exploitation. The Company has been unable to secure financing from sources other than its principal shareholder. See Liquidity and Capital Resources below and Note 1 to the Consolidated Financial Statements in
       Item 8.

       Losses From Operations. The Company experienced losses of $11,906,000, $12,657,000 and $12,388,000 for the years ended September 30, 1995, 1996 and 1997, respectively. The Company anticipates continued losses through fiscal 1998. See Results of Operations below.

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

       Presently, Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract (outside the commercial area described below) of approximately 60%, 30.9% and 9.1%, respectively. As provided in the Opon Contract, upon the designation of an area or field as commercial, Ecopetrol acquires a 50% interest in such area or field and will reimburse the associate parties for 50% of the direct exploration costs for each commercial discovery from its share of production. In May 1996, Ecopetrol approved a commercial field of approximately 2,500 acres around the Opon No. 3 and No. 4 wells. The interests in the commercial field are approximately 50%, 30%, 15.4%, and 4.6% for Ecopetrol, Amoco Colombia, Hondo Magdalena, and ODC, respectively. The commercial field is substantially smaller than that requested, but may be enlarged by
       future drilling and/or additional technical information.*   The
       associate parties submitted an application to declare the area around the Opon No. 6 well commercial in August 1997. Ecopetrol responded in September 1997 that it considered the information presented to be insufficient to evaluate the application for the extension of the commercial area. The associate parties are evaluating Ecopetrol's response in light of the terms of the Opon Contract and plan to approach Ecopetrol for clarification of its response. At this date, the area
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.

       around the Opon No. 6 well is not a part of the commercial area. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field until the new areas are proven and declared commercial. Ecopetrol will participate in further development costs of the existing commercial field.

       The Opon Contract provides that the Opon Contract area will be reduced after the end of the exploration period, or September 30, 1995. The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,827 acres). The second acreage relinquishment was due on September 30, 1997. By agreement with Ecopetrol, the second relinquishment has been postponed until September 30, 1998. As consideration, the associate parties agreed to perform, for the full Opon Contract area, surface geological studies and petrochemical analysis, and to undertake a study to determine the economic and technical viability of putting the shallow oil producing wells in the Opon Contract area into production. On September 30, 1999, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.*

       The Opon No. 6 well commenced drilling in October 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the current commercial area. The well is presently estimated to cost $30.2 million, of which Hondo Magdalena's share is 30.9%.* After the drilling was completed, several mechanical problems in the completion and testing of the Opon No. 6 well occurred. After there was a failure of a portion of the guns during the initial completion attempt in April 1997, a second set of perforating guns were fired. Cleanup and testing on the second set of perforations commenced in May 1997 and, while all the guns fired, the well has not flowed as anticipated. The associate parties have suspended operations on the well in order to fully evaluate all data from the well and prepare a plan for further actions. Amoco Colombia has recently proposed a workover of the Opon No. 6 well using propellant stimulation technology. A decision on the proposal will be made in January 1998 following an economic analysis.* The associate parties are attempting to negotiate a settlement of claims against suppliers of services and equipment related to the problems encountered during completion operations on the Opon No. 6 well, but no settlement has been reached. If a settlement is not reached, the next step will be arbitration.* No prediction of the outcome of these matters can be made at this time.

       The Opon No. 14 well, approximately 4 kilometers south of the Opon No. 4 well, commenced drilling in October 1997. The total cost of the well is estimated to be $21.5 million, of which Hondo Magdalena will bear 30.9%.* The well is planned for a total depth of 11,000 feet and is intended to confirm the existence of the La Paz gas and condensate reservoir in the south of the Opon Contract area.* The drilling of the well has progressed in accordance with its plan to this date.


       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.

       In July 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol agreed to construct a pipeline and wellhead facilities (which were not contemplated in the Opon Contract). The parties constructed a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The investment in pipeline costs will be recovered through a pipeline tariff.* Ecopetrol has constructed improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee.

       The Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy of the Colombian government, regulates natural gas pipelines and the sale of natural gas in Colombia. CREG's regulations provide the ceiling price for natural gas and the methodology for establishing pipeline tariffs. Based upon these regulations, Amoco Colombia, as operator applied for a tariff for the pipeline; CREG has not yet responded to this application.

       Contracts, covering the sale of natural gas, the sale of condensate and natural gas liquids, the processing of the gas stream, and transportation of natural gas and liquids are complete and have been signed by all parties. The contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.08 per million British Thermal Units); (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.159 per thousand cubic feet of gas. In a recent amendment to the gas processing agreement the associate parties agreed to bear the cost of processing royalty gas that is attributable to their interests and Ecopetrol reduced the fee for processing from $0.20 to $0.159 per thousand cubic feet of gas. Ecopetrol, as purchaser, pays the pipeline tariff for the natural gas sold by the associate parties.

       In March 1997, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol, as sellers, signed a contract with Termo Santander de Colombia E.S.P., as purchaser ("Termo Santander"), to supply, subject to the conditions noted below, natural gas to an electric generation plant at the Opon Contract area. Termo Santander's power plant is located at the Opon Contract area. Under the contract, the sellers will supply natural gas requested by the purchaser up to 60 million cubic feet per day. The sellers will receive $4.2 million per year for making the gas available for purchaser's call. Purchaser will pay 60% of the government-regulated price (described above) for the natural gas it takes. The sellers will also receive additional bonus payments if the power plant achieves a price for its electrical power in excess of certain target rates. Condensate associated with the natural gas that is delivered to the purchaser will be separately sold to Ecopetrol. The contract provides for substantial penalties, decreasing over the life of the contract, to the sellers for the failure to deliver gas. The commencement of the contract is conditioned upon the completion of the electric generation plant and a determination by the sellers that there
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.

       are sufficient reserves to supply natural gas to the purchaser for the entire term of the agreement. In order to begin deliveries before the condition concerning the sufficiency of reserves is satisfied, an interim agreement for the sale of gas to Termo Santander was signed on November 20, 1997. The interim agreement will be effective until January 1, 1999, or until sufficient reserves are determined through additional work on the Opon No. 6 well or the successful completion of the Opon No. 14 well.* The gas sales price under the interim agreement will be equivalent to the price, including pipeline tariff, that would have been received if the same gas were sold under the contract with Ecopetrol described in the preceding paragraph.

       The pipeline and wellsite facilities were completed in June 1997. Ecopetrol completed the improvements to the El Centro gas plant in November 1997. Production from the Opon field began on December 1, 1997, with gas supplied to Termo Santander for testing the first of two turbines at the power plant. The first shipment of gas through the pipeline began on December 5, 1997, but was interrupted for one week shortly thereafter by a landslide. The first shipment of gas was 10 million cubic feet and the quantity is expected to increase to the contract quantity of 100 million cubic feet per day by the end of calendar 1997.*

       The associate parties have submitted invoices to Ecopetrol under the gas sales agreement for payments under the take-or-pay clause. Ecopetrol has indicated that it will not pay these invoices. The associate parties are reviewing their legal options to pursue the collection of these invoices.*

       Amoco Colombia has submitted budgets to Hondo Magdalena and ODC for calendar years 1996, 1997 and 1998. Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. As of this date, no final budget has been approved for calendar years 1996, 1997 or 1998. The parties are currently at an impasse in resolving the dispute about overhead. Hondo Magdalena has paid invoices from Amoco Colombia, including disputed overhead and has charged the full overhead amount to expense. It is management's opinion that the Company is not obligated to pay for overhead unless charged pursuant to an approved budget; however the Company has paid Amoco Colombia's invoices, under protest and subject to audit, in the hope of resolving the dispute. If the dispute cannot be resolved, the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC provides for arbitration of disputes.













       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.

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

       The Company owns in fee simple approximately 11 acres of undeveloped land located in eastern Los Angeles County. An option to a developer on the Company's Via Verde tract at a price of $3.1 million expires in December 1997. The option agreement allows the Company the right to be released from the current agreement should there be a potential sale of the parcel to a ready and willing buyer.

       On October 1, 1993 the Company completed a transaction for the sale of its Fletcher refinery and related assets. In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $0.3 million for certain federal and state excise taxes arising from periods prior to the sale. As more fully described in Note 12 to the Consolidated Financial Statements in Item 8, the State of California issued a preliminary report in June 1996 finding that the Fletcher refinery owed $10.8 million for certain state excise taxes (and related penalties and interest) arising from periods when the Company owned the Fletcher refinery. The State of California issued a Notice of Determination in July 1997 reducing this amount to $5.7 million. Assessed amounts are subject to a process of appeals and may be further adjusted.* The Company and the Fletcher refinery intend to further contest the assessment through the appeals and hearing process. The Company believes the liability it has accrued is sufficient to provide for the amount ultimately found to be due.*


       RESULTS OF OPERATIONS

       Results of operations for the year ended September 30, 1997 amounted to a loss of $12.4 million, or 90 cents per share, of which $10.8 million arose from continuing operations and $1.6 million resulted from discontinued operations. The Company reported a net loss of $12.7 million, or 93 cents per share, for the year ended September 30, 1996. The 1996 loss included discontinued loss provisions of $1.3 million and a loss of $11.4 million from continuing operations. In 1995, the Company reported a net loss of $11.9 million, or 90 cents per share, which included losses from discontinued operations of $5.0 million and a loss of $6.9 million from continuing operations.

       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.

       As described previously, the Company had moved from a domestic oil and gas operation to a foreign oil and gas operation. The historical results of continuing operations contain many non-recurring transactions. As a result, they are not comparable and are a poor indicator of the Company's future operating results. Management expects losses from continuing operations to continue through fiscal 1998.*

       1997 vs 1996
       ------------
       Operating costs for fiscal 1997 include an accrual of $0.4 million for revisions to estimated plugging and abandonment costs of an offshore unit in California. No comparable costs were incurred in fiscal 1996.

       Overhead, Colombian operations decreased $0.4 million between the years ended September 30, 1997 and 1996 primarily because:(i) year end adjustments recorded by Amoco Colombia increasing the figure in December 1995 did not recur in December 1996 and (ii) Ecopetrol participated in overhead expenses pertaining to the commercial operations for all of fiscal 1997, but only the last five months of fiscal 1996.

       The Company's Colombian operations undertook a seismic exploration program during fiscal 1996. The decrease of $1.7 million in exploration costs between the years arises because there were no comparable expenses incurred in fiscal 1997.

       The level of the Company's indebtedness to Lonrho Plc and to Amoco Colombia under the Funding Agreement has increased by $31.1 million between September 30, 1996 and September 30, 1997. Interest expense increased by only $1.2 million between the years ended September 30, 1997 and 1996 because the majority of the charges from the Funding Agreement are capitalized.

       Management has the following expectations for 1998 results of operations: revenue and related operating costs and depreciation, depletion and amortization will increase significantly in conjunction with the commencement of production in December 1997; overhead, Colombian operations, general and administrative expense, and exploration expenses should not vary significantly from 1997.* These factors are expected to combine to produce approximately break-even results before interest expense.* The level of interest expense to be reported in 1998 is difficult to predict at the current time, but it will increase substantially from 1997 if no outside financing to repay the Funding Agreement is acquired.*

       1996 vs 1995
       ------------
       The Company's share of expenses from the Opon operation was borne solely by Amoco Colombia during 1995 and 1994 while the Opon Nos. 3 and 4 wells were being drilled. The increases in operating expenses, overhead, Colombian operations and exploration costs of $0.1 million, $2.5 million and $1.6 million, respectively, for the year ended September 30, 1996 as compared to the year ended September 30, 1995, all arise from the Company assuming its share of these costs in 1996. The increase in interest expense of $0.3 million between the years arises primarily from Colombian costs financed with the Funding Agreement.

       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.

       Discontinued Operations
       -----------------------
       The Company implemented disposal accounting for its refining and marketing and real estate segments during 1991. In 1997, the Company recorded loss provisions of $1.2 million and $0.4 million for its refining and marketing and real estate segments, respectively, as described previously. Loss provisions of $0.4 million for the refining and marketing segment and $0.9 million for the real estate segment were recorded in 1996. Loss provisions for 1995 amounted to $0.7 million and $4.3 million for refining and marketing and real estate, respectively.

       Operating losses from discontinued operations of $0.3 million, $0.1 million, and $0.4 million for 1997, 1996, and 1995, respectively, were charged against loss provisions established in earlier periods.


       LIQUIDITY AND CAPITAL RESOURCES

       During fiscal, 1997, cash inflows of $14.6 million arose from borrowings from Lonrho Plc. The Company utilized cash of $3.9 million and $0.4 million to finance continuing and discontinued operations, respectively, $8.9 million for capital expenditures, and made scheduled debt repayments of $0.8 million. At September 30, 1997, the Company had cash balances of $1.0 million.

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

       The Company obtained a facility loan of $13.5 million in a Revolving Credit Agreement dated as of June 28, 1996, between the Company and Thamesedge, Ltd., a subsidiary of Lonrho Plc. This loan was amended and restated, as described below. Under a December 1996 letter agreement, as consideration for extension of maturities and certain other financial undertakings, the Company granted to Lonrho a security interest in all of the shares of Hondo Magdalena. The Company signed a Security Interest Agreement dated as of May 13, 1997 to document the pledge of the Hondo Magdalena shares. The Company also agreed to give Lonrho an option to convert $13.5 million of existing loans with an interest rate of 6% into the Company's common stock. The debt will be convertible at Lonrho's option at any time prior to January 1, 1998 at a rate of $12.375 per share. The portion of the debt that may be converted into common stock is not secured by the pledge of the Hondo Magdalena shares. The option to convert the debt into common stock was approved by the Company's shareholders at the 1997 Annual Meeting.

       In July 1997, the Company and Thamesedge, Ltd. agreed to amend and restate the June 1996 Revolving Credit Agreement. Under the Amended and Restated Revolving Credit Agreement dated as of July 2, 1997, Thamesedge agreed to make additional advances of $7.0 million to the Company, making the total amount of the loan $20.5 million. The interest rate remains 13%, due semi-annually; as provided in other debts to Thamesedge and described above, the Company may make interest payments in shares of its common stock. The loan now matures January 1, 1999. As additional consideration for the loan, the Company agreed to give Lonrho an option to convert $7.0 million of existing debt with an interest rate of 6% into the Company's shares at $7.70 per share (110% of the closing price on July 1, 1997). The option to convert must be approved by the Company's shareholders at the next annual meeting. If the option to convert is not approved by the shareholders, the interest rate on $7 million of existing debt will increase to 13.5%. Lonrho has further agreed to vote its shares on the matter of the option to convert in proportion to the votes cast by disinterested shareholders. As of September 30, 1997, $14.6 million of this facility has been drawn.

       In August 1997, Thamesedge Ltd. assigned all of its interest in the Company's indebtedness to London Australian & General Property Company Limited ("LAGP"), a subsidiary of Lonrho Plc. In December 1997 the Company restructured the terms of certain debt to LAGP, and obtained an additional funding commitment of $7.0 million for fiscal 1998. The Company extended all of the above described indebtedness due on January 1, 1998 to January 15, 1999 and amended the notes by adding a cross-default provision and a new event of default. The new event of default requires the Company to furnish to LAGP by October 1, 1998 a reserve report that shows a minimum of 13 billion cubic feet of gas increase over the 1997 proved reserve figure. In the event of a default under this new provision, LAGP has the right to declare all the loans in default and demand payment. The new $7.0 million commitment from Lonrho Plc for fiscal 1998 will be added to the July 1997 Amended and Restated Revolving Credit Agreement under the same terms and condition as the existing agreement explained above. The Company presently owes Lonrho Plc $99.9 million, of which $93.8 million is due January 15, 1999.

       On May 5, 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") for the interim financing of costs associated with the construction of a pipeline from the Opon Contract area (see Note 6 to the Consolidated Financial Statements in Item 8) and certain other costs related to the Opon Contract. The Funding Agreement became effective on July 26, 1995. Hondo Magdalena has financed its share of the costs (including overhead) for the pipeline and an approved geological and geophysical work program. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production, along with an equity premium computed on a 22% annualized interest rate. The equity premium is computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement. Production may be deemed to have commenced in December 1997 and the Company does not have the commitments or funds to repay the Funding Agreement within either the 90 or 365 day option periods.* If the Company does not secure financing to
       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.

       repay the Funding Agreement prior to 365 days after the date of first production, it will incur the 100% penalty and will pay the increased amount out of production, as described above.*

       Based upon the Company's budget and current information, management believes existing cash, available facilities, Lonrho commitments, net proceeds from the sale of Opon gas and the Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, estimated completion expenses of the Opon No. 6 well, estimated drilling and completion expenses of the Opon No. 14 well, overhead obligations unrelated to capital projects and other business activities) during fiscal 1998.* However, management believes the Company will need additional cash to participate in the drilling of additional wells in Colombia and/or to participate in other capital projects.* If the Company becomes obligated for the drilling of an additional well, or other capital projects, the Company has the option to not participate in some or all of the capital projects.* In management's view, use of this election would be a last resort to preserve the Company's existing interest in the Opon Contract area because substantial penalties would be incurred by not participating.

       Cash flow from operations which commenced in December 1997 is not expected to be a source of free funds since pursuant to the Funding Agreement, Amoco receives the proceeds from the first 80 million cubic feet of gas and associated liquids.* Any additional free cash flow is committed to existing loan obligations. Management is reviewing several options for raising funds including sale of the Company's 15.4% interest in the pipeline.* Management continues to pursue discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations for the Opon project but has received no commitments.* Additional deliverability from current drilling projects and adequate production capability through the pipeline infrastructure will be important factors in obtaining third party financing.* In the interim, the Company must continue to rely on the financial support of Lonrho.* While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.* Furthermore, the success of the Opon No. 14 well is critical to obtaining third party financing (either debt or equity) and for the decision by the associate parties to the Opon Contract to continue the development of the Opon project.*















       ____________________
       * This statement may be considered forward-looking. See Cautionary Statements under General Discussion, above.


                                          30
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          HONDO OIL & GAS COMPANY

                     CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1997



                       INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----

  Report of Independent Auditors                                         32


  Financial Statements:
    Consolidated Balance Sheets as of
      September 30, 1997 and 1996                                        33

    Consolidated Statements of Operations for the years ended
      September 30, 1997, 1996 and 1995                                  34

    Consolidated Statements of Shareholders' Equity (Deficit)
      for the years ended September 30, 1997, 1996 and 1995              35

    Consolidated Statements of Cash Flows for the years ended
      September 30, 1997, 1996 and 1995                                  36

    Notes to Consolidated Financial Statements                           37


  Supplementary Information about Oil and Gas Producing Activities
    and Reserves (Unaudited)                                             56

<AUDIT-REPORT>
                       REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Hondo Oil & Gas Company


We have audited the accompanying consolidated balance sheets of Hondo Oil & Gas Company as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hondo Oil & Gas Company at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                      /s/ ERNST & YOUNG LLP



Denver, Colorado
November 21, 1997,
except for Note 5 as to which the date is December 18, 1997










</AUDIT-REPORT>

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $1,019         $374
  Accounts receivable, net of allowances
    of $44 and $332, respectively                         296          317
  Prepaid expenses and other                                1           79
                                                   -----------  -----------
    Total current assets                                1,316          770

Properties, net (Note 3)                               40,612       21,248
Net assets of discontinued operations (Note 12)         2,137        2,202
Other assets                                              865          320
                                                   -----------  -----------
                                                      $44,930      $24,540
                                                   ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                     $3,464       $2,849
  Current portion of long-term debt (Note 5)              265          738
  Accrued expenses and other (Note 4)                   3,421        2,292
                                                   -----------  -----------
    Total current liabilities                           7,150        5,879

Long-term debt, including $99,943 and
  $80,109, respectively, payable to a
  related party (Note 5)                              102,903       83,334
Funding agreement (Note 6)                             22,788       11,513
Other liabilities, including $3,407 and
  $2,411, respectively, payable to a
  related party (Note 7)                                5,262        4,705
                                                   -----------  -----------
                                                      138,103      105,431

Contingent liabilities (Notes 10 and 12)

Shareholders' equity (deficit) (Notes 5 and 8):
  Preferred stock                                          --           --
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,788,424 and 13,776,194, respectively            13,788       13,776
  Additional paid-in capital                           53,675       53,581
  Accumulated deficit                                (160,636)    (148,248)
                                                   -----------  -----------
                                                      (93,173)     (80,891)
                                                   -----------  -----------
                                                      $44,930      $24,540
                                                   ===========  ===========






The accompanying notes are an integral part of these financial statements.

                                 HONDO OIL & GAS COMPANY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Share and Per Share Data)


                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
REVENUES
Sales and operating revenue                                $4           $2          $23
Other income                                               25          110           23
                                                   -----------  -----------  -----------
                                                           29          112           46
                                                   -----------  -----------  -----------

COSTS AND EXPENSES
Operating costs                                           575          169           47
Depreciation, depletion, and amortization                 230          156          266
Overhead, Colombian operations                          2,183        2,576          119
General and administrative                              1,582        1,779        1,608
Exploration costs                                          27        1,769          169
Interest on indebtedness including $6,222,
  $4,786 and $4,659, respectively, to a
  related party (Note 5)                                6,222        5,009        4,680
Loss on sale of assets                                     --            6           --
                                                   -----------  -----------  -----------
                                                       10,819       11,464        6,889
                                                   -----------  -----------  -----------
Loss from continuing operations
  before income taxes                                 (10,790)     (11,352)      (6,843)
Income tax expense (benefit) (Note 9)                      (2)           5          113
                                                   -----------  -----------  -----------
Loss from continuing operations                       (10,788)     (11,357)      (6,956)

Loss from discontinued operations (Note 12)            (1,600)      (1,300)      (4,950)
                                                   -----------  -----------  -----------
Net Loss                                             $(12,388)    $(12,657)    $(11,906)
                                                   ===========  ===========  ===========

Loss per share:
  Continuing operations                                $(0.78)      $(0.83)      $(0.53)
  Discontinued operations                               (0.12)       (0.10)       (0.37)
                                                   -----------  -----------  -----------
  Net loss per share                                   $(0.90)      $(0.93)      $(0.90)
                                                   ===========  ===========  ===========

Weighted average common shares outstanding         13,780,963   13,672,722   13,171,049









The accompanying notes are an integral part of these financial statements.

                                       HONDO OIL & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands Except Common Shares)


                                                         Common Stock                      Retained
                                                   ------------------------  Additional    Earnings
                                                                               Paid-In   (Accumulated
                                                     Shares       Amount       Capital     Deficit)
                                                   -----------  -----------  -----------  -----------
Balance at October 1, 1994                         13,032,276      $13,032      $43,972    $(123,685)
  Purchase of interest in Opon Association
    Contract with common stock (Note 3)                44,438           44          845           --
  Payment of interest with common stock (Note 5)      189,080          189        2,104           --
  Exercise of stock options (Note 8)                  157,584          158        1,883           --
  Net loss                                                 --           --           --      (11,906)
                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1995                      13,423,378       13,423       48,804     (135,591)

  Payment of interest with common stock (Note 5)      319,316          319        4,423           --
  Exercise of stock options (Note 8)                   33,500           34          354           --
  Net loss                                                 --           --           --      (12,657)
                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1996                      13,776,194       13,776       53,581     (148,248)

  Payment of liabilities with common stock             12,230           12           94           --
  Net loss                                                 --           --           --      (12,388)
                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1997                      13,788,424      $13,788      $53,675    $(160,636)
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

                                       HONDO OIL & GAS COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In Thousands)


                                                                         For the years ended
                                                                -------------------------------------
                                                                            September 30,
                                                                   1997         1996         1995
                                                                -----------  -----------  -----------
Cash flows from operating activities:
  Pretax loss from continuing operations                          $(10,790)    $(11,352)     $(6,843)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Depreciation, depletion and amortization                           230          156          266
    Loss on sale of assets                                              --            6           --
    Accrued interest added to long-term debt                         5,261           34        2,385
    Accrued interest paid with common stock                             --        4,742        2,292
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                             21           10          199
        Prepaid expenses and other                                      78          (72)          26
        Other assets                                                  (731)         (12)        (201)
      Increase (decrease) in:
        Accounts payable                                               230        1,189          159
        Accrued expenses and other                                     (40)          --          123
        Funding agreement                                            1,961        3,361          275
        Other liabilities                                             (118)        (178)        (357)
                                                                -----------  -----------  -----------
      Net cash used by continuing operations                        (3,898)      (2,116)      (1,676)
      Net cash used by discontinued operations                        (366)        (210)        (473)
                                                                -----------  -----------  -----------
      Net cash used by operating activities                         (4,264)      (2,326)      (2,149)
                                                                -----------  -----------  -----------
Cash flows from investing activities:
  Sale of assets                                                        --            1        4,804
  Capital expenditures                                              (8,926)        (913)      (2,021)
                                                                -----------  -----------  -----------
      Net cash provided (used) by investing activities              (8,926)        (912)       2,783
                                                                -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                14,600        1,825        3,175
  Principal payments on long-term debt                                (765)        (235)      (5,220)
  Issuance of stock                                                     --          251        2,041
                                                                -----------  -----------  -----------
      Net cash provided (used) by financing activities              13,835        1,841           (4)
                                                                -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents                   645       (1,397)         630

Cash and cash equivalents at the beginning of the year                 374        1,771        1,141
                                                                -----------  -----------  -----------
Cash and cash equivalents at the end of the year                    $1,019         $374       $1,771
                                                                ===========  ===========  ===========

        Refer to Notes 3 and 6 for descriptions of non-cash transactions.



The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


1)  Nature of Business
    ------------------

    Hondo Oil & Gas Company ("Hondo Oil" or "the Company") is an independent oil and gas exploration and development company. The Hondo Company owns 62.7% of Hondo Oil & Gas Company. Lonrho Plc ("Lonrho"), a publicly-traded English company and the Company's primary lender, owns 100% of The Hondo Company and owns an additional 5.7% of the Company through another wholly-owned subsidiary. In total, Lonrho controls 68.4% of the Company's outstanding shares.

    During 1991 the Company adopted plans of disposal for its refining and marketing and real estate operations. Substantially all of the refining and marketing assets were sold in 1993. Following the sale of substantially all of its domestic oil and gas properties in 1992, the Company's sole continuing business activity is exploitation of an oil and gas concession in Colombia, South America.

    The Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), became involved in the Opon Association Contract (the "Opon Contract") in Colombia in 1991. Amoco Colombia Petroleum Company ("Amoco Colombia") earned an interest in the Opon Contract through a Farmout Agreement executed in 1993. Amoco Colombia, Hondo Magdalena, and Opon Development Company presently have working interests of approximately 60%, 31%, and 9%, respectively. The Colombian national oil company, Ecopetrol, has the right to acquire 50% of the Opon Contract when commerciality is declared and will reimburse the associate parties (out of future production) for 50% of the direct exploration costs. In 1995, Ecopetrol agreed to include certain costs related primarily to construction of a pipeline and wellsite facilities in the commercial area, and to pay cash for its share of those costs. Commerciality was declared for a portion of the Contract area in May 1996 and Ecopetrol reimbursed the associate parties for its share of the above described costs in September 1996 (See Note 6). Subsequent to the declaration of commerciality, the Company's share of costs for activities within the commercial area is approximately 15%.

    Amoco Colombia was obligated by the 1993 Farmout Agreement to fund all but $2,000 of Hondo Magdalena's share of drilling and related costs during the drilling of two exploration wells and to make certain payments to Hondo Magdalena. Amoco Colombia spent approximately $56,500 to drill the first two exploratory natural gas wells in 1994 and 1995. The combined results of production tests of these wells indicate they will produce at a daily rate of 103 million cubic feet of natural gas and 3,900 barrels of condensate. The Company was able to attribute proved reserves to this discovery as of September 30, 1996 following completion of negotiations for sales of the discovered hydrocarbons. As more fully described in Note 6, Amoco Colombia agreed to finance the Company's share of costs to build a natural gas pipeline, construct wellhead facilities, and acquire seismic data, including related overhead. Acquisition of the seismic data was completed during fiscal 1996, and construction of the pipeline and related wellhead facilities was completed during fiscal 1997. The Company began earning revenue in December 1997.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


1)  Nature of Business (continued)
    ------------------------------

    A third well was drilled during fiscal 1997. In April and May 1997, several mechanical problems were encountered during the completion and testing of the third well. Further work on the well has been suspended until a plan has been finalized (estimated to occur in January 1998). Drilling of a fourth well commenced in October 1997. Both of the third and fourth wells are located in the non-commercial portion of the concession, therefore, Ecopetrol does not pay a share of the drilling costs.

    As more fully described in Note 6, a substantial portion of the Company's revenue is pledged to repayment of the Funding Agreement. Cash from operations after Funding Agreement repayments will not be sufficient to fund Colombian operating costs and capital expenditures, and U.S. overheads, during fiscal 1998. Based upon the Company's budget, management believes existing facilities and further commitments from Lonrho and the Funding Agreement will be sufficient to finance the Company's known cash requirements during fiscal 1998. The Company will require significant additional funding for the continued development of the Opon Contract area and repayment of the Funding Agreement subsequent to fiscal 1998. The Company has the option to not participate in some or all of the Opon capital projects which may be proposed in the future and the option to allow the Funding Agreement to be repaid entirely from production. However, substantial penalties would be incurred by choosing either of these alternatives.

    The Company continues to be dependent on its majority shareholder, Lonrho Plc, to fund its future cash needs. Management believes that outside financing will not be forthcoming until Opon 14 is successfully completed in the spring of 1998. Obtaining permanent financing for development of the Company's Opon project is vital to the Company's ability to successfully exploit this concession in the future. There can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.


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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


2)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (b) Cash Equivalents
        ----------------

    Cash equivalents represent highly liquid investments with original maturities of three months or less.

    (c) Oil and Gas Properties
        ----------------------

    Oil and gas properties are accounted for using the successful efforts method. Under this method, property acquisition costs are capitalized when incurred. Exploratory geological and geophysical costs and general and administrative costs, including salaries, are expensed as incurred. The Company capitalizes interest expense for individual capital projects requiring more than three months for completion and costing more than $1,000. The costs of drilling exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If proved reserves are not discovered, such dry hole costs are expensed. All developmental drilling costs, including those for unsuccessful wells, are capitalized.

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

    (e) Earnings Per Share
        ------------------

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. Under the new requirements, the dilutive effect of stock options is to be excluded from the primary earnings per share computation. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of stock options in the primary earnings per share computation antidilutive. Accordingly, stock options have already been excluded from the primary earnings per share computation and previously reported primary earnings per share amounts do not need to be restated. Fully diluted per share amounts are the same as primary per share amounts and, accordingly, are not presented.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


2)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (f) Income Taxes
        ------------

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on reversals of differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted effective tax rates and laws that will be in effect when the differences are expected to reverse.

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

    (i) Use of Estimates
        ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


2)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (k) Stock Option Valuation
        ----------------------

    The Company implemented the disclosure requirements of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation as of September 30, 1997. The Statement gives companies the option to either follow fair value accounting or to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The Company has elected to continue to follow APB No. 25 for recognition of expense from stock options and stock-based awards. Therefore, implementation of the Statement had no impact on results of operations for any of the years reported.

    (l) Reclassifications
        -----------------

    Certain reclassifications have been made to the prior years' amounts to make them comparable to the fiscal 1997 presentation. These additional changes had no impact on previously reported results of operations or shareholders' equity (deficit).


3)  Properties
    ----------

    Properties, at cost, consist of the following:

                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------

    Oil and gas properties (Colombia):
      Proved                                          $11,923      $11,803
      Accumulated depletion, depreciation
        and amortization                                   --           --
                                                   -----------  -----------
                                                       11,923       11,803
                                                   -----------  -----------
    Other properties - Colombia:
      Wellsite facilities                               4,689        2,039
      Pipelines                                        12,061        5,398
      Wells in progress                                11,821        1,858
    Other properties - domestic
      Other fixed assets                                  323          311
      Accumulated depreciation                           (205)        (161)
                                                   -----------  -----------

                                                      $40,612      $21,248
                                                   ===========  ===========

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


3)  Properties (continued)
    ----------------------

    The balance of wells in progress includes non-cash increases of $674 and $1,225 which were accrued in accounts payable as of September 30, 1997 and 1996, respectively. The Company capitalized interest of $782 and $180 in the balance of wells in progress for the years ended September 30, 1997 and 1996, respectively. The balances of wellsite facilities and pipelines include non-cash increases of $6,538 and $7,968 for 1997 and 1996, respectively, which were charged to the Funding Agreement (Note 6). The balances of wells in progress, wellsite facilities and pipelines include a non-cash decrease of $2,916 for 1996 pertaining to amounts due from Ecopetrol under the commerciality declaration (See Note 1), of which $2,629 had been collected and applied to the Funding Agreement as of September 30, 1997. The balance of $287 was retained by Ecopetrol subject to completion of an audit and is included in accounts receivable as of September 30, 1997.

    Total costs incurred (both capitalized and expensed) in Colombia for oil and gas producing activities were:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
    Property acquisition costs (a)                        $--          $38         $889
                                                   ===========  ===========  ===========
    Exploration costs                                 $10,051       $3,731         $169
                                                   ===========  ===========  ===========
    Development costs                                  $2,709       $2,558         $190
                                                   ===========  ===========  ===========

    (a) In September 1995, the Company acquired an additional 0.88875% interest in the Opon Contract by the issuance of 44,438 shares of its common stock.


4)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:
                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------

    Refining and marketing costs (Note 12)             $3,198       $2,028
    Other                                                 223          264
                                                   -----------  -----------
                                                       $3,421       $2,292
                                                   ===========  ===========

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt
    --------------

    Long-term debt consists of the following:           September 30,
                                                      1997         1996
                                                   -----------  -----------
    Notes payable to Lonrho Plc (a),(b):
      Note A (c)                                       $3,479       $3,277
      Note B (c)                                        4,535        4,271
      Note C (a),(d)                                   38,577       36,361
      Note D (d)                                       33,126       31,200
      Note E (e)                                        5,294        5,000
      Note F (f)                                       14,932           --
    Pollution Control Revenue Bonds (g)                 2,225        2,475
    Industrial Development Revenue Bonds (g)            1,000        1,000
    Other                                                  --          488
                                                   -----------  -----------
                                                      103,168       84,072
    Less current maturities                              (265)        (738)
                                                   -----------  -----------

                                                     $102,903      $83,334
                                                   ===========  ===========

    Maturities are as follows for the years ending September 30:
    1998                                                 $265
    1999                                               93,812
    2000                                                1,898
    2001                                                1,918
    2002                                                1,938
    Thereafter                                          3,337
                                                   -----------
                                                     $103,168
                                                   ===========


    (a) In December 1997, the Company and Lonrho agreed to defer commencement of principal amortization for Notes A through E. The descriptions in
        (b) through (e) below reflect the revisions. As consideration for extensions and certain other financial undertakings received from Lonrho in 1996, the Company granted to Lonrho a security interest in all of the shares of Hondo Magdalena and agreed to give Lonrho an option to convert $13,500 of Note C into the Company's common stock at a rate of $12.375 per share. The portion of the debt that may be converted into common stock will not be secured by the pledge of the Hondo Magdalena shares. In 1997, as consideration for extension of the term of Note F and the granting of $7,000 additional credit thereunder, the Company gave Lonrho an option to convert another $7,000 of Note C into the Company's common stock at a rate of $7.70 per share. The debt will be convertible at Lonrho's option at any time prior to maturity. The option to convert the debt into common stock given in 1997 will be subject to shareholder approval at the Company's 1998 annual meeting. If the conversion option is not approved by the shareholders, the interest rate on the $7,000 will revert to 13.5%, the rate of interest on such debt prior to the 1993 restructuring.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)

5)  Long-Term Debt (continued)
    --------------------------

    (b) The following terms apply to Notes A through E:
        (1) Interest is payable semiannually at a rate of 6%.
        (2) If management determines sufficient cash is not available to pay interest, management may offer to issue the Company's unregistered stock valued at the American Stock Exchange closing price on the interest due date as payment in kind. Lonrho may choose to either add the accrued interest to the balance of the debt outstanding or accept the payment in kind. The Company has an obligation to register any shares issued in connection with the above if so requested by Lonrho.
        (3) Accrued interest of $3,407, $2,823, $2,411 and $2,354 has been added to the outstanding debt as of October 1, 1997, April 1, 1997, October 1, 1996, and October 1, 1994, respectively. Accrued interest of $2,375, $2,367 and $2,293 has been paid by the issuance of 197,944, 121,372 and 189,080 shares, respectively, of the Company's common stock for amounts due on April 1, 1996, October 1, 1995 and April 1, 1995, respectively.
        (4) As consideration for past deferrals of interest and principal payments due under the terms of the first four notes, the Company has granted Lonrho Plc a 5% share of the Company's net profits, as defined, under the Opon Contract. Following repayment of these notes, Lonrho's entitlement will be reduced by half.
        (5) If the Company does not furnish to Lonrho by October 1, 1998 a report that shows an increase in proved gas reserves of 13,000,000 mcf, then Lonrho has the right to declare Notes A through E in default and demand payment.

    (c) Notes A and B are secured by mortgages on the Company's real estate included in discontinued operations. Absent repayment in full as a result of the sale of the securing real estate, principal amortization in ten equal semiannual installments will commence January 15, 1999. Note A is secured by the Company's Via Verde Bluffs real estate. Note B is secured by the Company's Valley Gateway real estate.

    (d) Notes C and D are secured by the Company's Valley Gateway real estate. Notes C and D are due January 15, 1999 and are subordinated to the Company's other indebtedness existing at September 30, 1997.

    (e) In October 1994, the Company received $4,800, net of withholding taxes, from Amoco Colombia under the terms of the Farmout Agreement (See Note 1). Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of Note D and the related interest expense. At the same time, Lonrho Plc made available $5,000 in the form of a new facility loan to be drawn as needed by the Company. The Company drew $3,175 of this facility loan during 1995 and the remaining $1,825 during 1996. Note E is due January 15, 1999.

    (f) In June 1996, Lonrho Plc agreed to provide the Company an additional facility loan of $13,500 at a rate of 13%, payable semiannually. In July 1997, the loan was amended to extend the maturity date to January 1, 1999 and revise the amount available to $20,500. The provisions for payment of interest with the Company's common shares described in
        (b)(2) above apply to this loan. The loan is secured by free cash flow, as defined, from Hondo Magdalena's operations. The Company drew $14,600 during fiscal 1997 and additional amounts of $1,700 and $1,400 in October and December 1997, respectively.
                                    44

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt (continued)
    --------------------------

    (g) Both issues of these tax-exempt bonds were issued under the authority of the California Pollution Control Financing Authority. The Pollution Control Revenue bonds bear interest at an average rate of 6.15%, payable semiannually, and mature serially through November 1, 2003. The Industrial Development Revenue Bonds bear interest at a rate of 7.5%, payable semiannually, and mature September 1, 2011.
        Both bond issues are collateralized by certain refinery facilities and equipment located at Valley Gateway and the Fletcher refinery. The collateral at the Fletcher refinery is leased to the buyer for a nominal annual fee. The trustee of the bonds was notified of changes to the collateral in 1993 and the trustee has not taken any action to declare a breach of covenant or a default. The Company routinely communicates with the Trustee and has received no indication that the Trustee is contemplating any such action.

    According to the terms of the various credit agreements, the Company is restricted in its ability to: (a) incur additional debt; and (b) pay dividends on and/or redeem capital stock.

    Hondo Oil paid interest of $219, $234 and $248 for the years ended September 30, 1997, 1996 and 1995, respectively. In accordance with the provisions of SFAS No. 107, the Company has estimated the fair value of its long-term debt to be $97,414 as of September 30, 1997 using a discount rate of 13%.


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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


6)  Funding Agreement (continued)
    -----------------------------

    The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums of $2,774, $1,262 and $57 related to the financed pipeline costs and wellsite facilities have been capitalized for the years ended September 30, 1997, 1996 and 1995, respectively. The remainder of the equity premiums accrued to date, relating to the financed geological and geophysical work and overheads, have been expensed.

    The balance of the Funding Agreement consists of the following:

                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------

    Outstanding principal                             $17,566       $9,771
    Equity premiums                                     5,222        1,742
                                                   -----------  -----------
                                                      $22,788      $11,513
                                                   ===========  ===========

    The balance of the Funding Agreement was reduced by $2,629 in September 1996 by application of the Company's share of payments from Ecopetrol arising from the declaration of commerciality (Note 1).

    In accordance with the provisions of SFAS No. 107, the Company has estimated the fair value of the Funding Agreement to be $24,690 as of September 30, 1997 using a discount rate of 13%.


7)  Other Liabilities
    -----------------

    Other liabilities consist of the following:

                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------

    Interest payable to Lonrho Plc (Note 5)            $3,407       $2,411
    City of Long Beach (a)                              1,594        1,533
    Other                                                 261          761
                                                   -----------  -----------
                                                       $5,262       $4,705
                                                   ===========  ===========

    (a) Due January 1, 1999 together with interest accrued at 6%. In accordance with the provisions of SFAS No. 107, the Company has estimated the fair value of this liability to be $1,462 as of September 30, 1997 using a discount rate of 13%.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


8)  Shareholders' Equity
    --------------------

    In addition to its common shares, the Company has authorized 10,000,000 shares of one dollar par value preferred stock. No preferred shares have been issued as of September 30, 1997.

    The Company has a stock option plan under which options to purchase common shares of the Company are granted to certain officers, directors and key employees. The options are priced equal to or greater than the market price in effect at the date of grant. Accordingly, no compensation expense is recognized in connection with this plan. Generally, options granted under the plan have a term of five years, are half vested after six months of service and are fully vested after eighteen months of service. As of September 30, 1997 and 1996 additional options of 94,000 and 15,000, respectively, were available for future grants under the stock option plan.

    The information for 1995 in the table below includes the exercise of 74,700 options priced at $19.00 per share originating from the Company's terminated 1982 Stock Option Plan. The Company granted an option for 25,000 shares at $7.50 per share to a former officer in March 1995. The option was not granted under a stock option plan and was priced less than the market price at date of grant. Compensation of $138 was included in general and administrative expense at the date of grant. The option was exercised during 1996. All other reported options originate from the Company's 1993 Stock Incentive Plan.

    As required by SFAS 123 "Accounting for Stock-Based Compensation," the Company has determined the fair value of options granted in 1997 and 1996 and the pro forma effect on net loss and net loss per share as if compensation expense equal to that fair value had been recorded. The fair value at date of grant was determined using the Black-Scholes option pricing model and the assumptions listed in the table below. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes the model used does not necessarily provide a reliable single measure of the fair value of its stock options. The estimated fair value of an option is included in pro forma expense as it vests. Therefore, as required by the transition provisions of SFAS 123, options granted in 1995 and vesting in 1996 were not valued and were not included in the pro forma computations.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


8)  Shareholders' Equity (continued)
    --------------------------------

    The following table summarizes information relative to stock options outstanding:

    <HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1997         1996         1995
                                                   -----------  -----------  -----------

    Options outstanding - beginning of year           218,232      187,732      220,316
      Granted                                          58,000       64,000      125,000
      Exercised                                            --      (33,500)    (157,584)
                                                   -----------  -----------  -----------
    Options outstanding - end of year                 276,232      218,232      187,732
                                                   ===========  ===========  ===========

    Options exercisable - end of year                 186,232      154,232      137,732

    Weighted-average exercise prices:
      Options outstanding - beginning of year          $12.57       $11.14       $11.40
      Granted
        Contractual price                               $9.00       $14.13       $12.96
        Fair value price                                $3.99        $6.24           NA
      Exercised                                            NA        $7.50       $12.95
      Options outstanding - end of year                $11.82       $12.57       $11.14
      Options exercisable - end of year                $12.30       $11.93        $9.98

    End of year - outstanding options:
      Low exercise price                                $7.50        $7.50        $7.50
      High exercise price                              $14.63       $14.63       $14.63
      Average remaining contractual life (years)         2.81         3.32         3.29

    Fair value of options granted:
      Net loss - as reported                         $(12,388)    $(12,657)          NA
      Net loss - pro forma                           $(12,630)    $(12,773)          NA
      Loss per share - as reported                     $(0.90)      $(0.93)          NA
      Loss per share - pro forma                       $(0.92)      $(0.93)          NA

    Assumptions for fair value determination:
      Expected life (years)                              3.56         3.56           NA
      Volatility                                         0.52         0.52           NA
      Interest rate                                      6.41%        6.30%          NA
      Dividend yield                                     0.00%        0.00%          NA

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


9)  Income Taxes
    ------------

    Income tax expense (benefit) reported in the statements of operations is comprised entirely of current income taxes paid (received) in Colombia. Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------
    Deferred tax assets, long-term:
      Domestic net operating loss carryforwards       $44,953      $43,734
      Foreign income tax basis of
        capitalized assets in excess of
        financial reporting basis                       1,178        1,432
      Income tax basis of real estate in
        excess of financial reporting basis             1,991        1,965
      Financial reporting basis of accrued
        liabilities in excess of tax basis              1,311        1,045
      Valuation allowances                            (48,850)     (47,467)
                                                   -----------  -----------
                                                          583          709
                                                   -----------  -----------
    Deferred tax liabilities, long-term:
      Foreign income tax depreciation in
        excess of financial reporting
        depreciation                                      583          709
                                                   -----------  -----------
                                                          583          709
                                                   -----------  -----------
    Net deferred tax liability                            $--          $--
                                                   ===========  ===========

    The differences between income tax expense (benefit) from continuing opera-tions and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations before income taxes are as follows:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
    Benefit computed at the effective
      statutory rate                                  $(4,273)     $(4,499)     $(2,365)
    Nondeductible interest                              2,468        1,425           --
    Losses from foreign operations                        999        1,919          215
    Foreign income tax expense                             (2)           5          113
    Net operating loss for which no benefit
      is recognized                                       806        1,155        2,150
                                                   -----------  -----------  -----------
                                                          $(2)          $5         $113
                                                   ===========  ===========  ===========

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


9)  Income Taxes (continued)
    ------------------------

    At September 30, 1997, the Company had the following domestic net operating loss and investment tax credit carryforwards:

<HEADING>
                                                                Alternative
                                                     Tax Net    Minimum Net  Investment
                                                    Operating   Tax Operating    Tax
    Year of Expiration                                Loss         Loss        Credit
    ------------------                             -----------  -----------  -----------
    Consolidated Carryforwards:
      2003                                             $3,166           --
      2004                                             12,469      $10,917
      2005                                              2,803           --
      2006                                             26,755       22,155
      2007                                             15,807       30,041
      2008                                             25,551       23,919
      2009                                             13,115       14,517
      2010                                              7,616        7,620
      2011                                              3,388        3,393
      2012                                              2,818        2,818
                                                   -----------  -----------
                                                     $113,488     $115,380
                                                   ===========  ===========

    Separate Carryforwards (a)
      1998                                                 --           --         $144
      1999                                                 --           --          210
      2000                                            $12,397      $12,397           74
      2002                                              6,101        6,101           --
      2003                                              6,714       10,715           --
                                                   -----------  -----------  -----------
                                                      $25,212      $29,213         $428
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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


10) Contingent liabilities
    ----------------------

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


11) Segment information
    -------------------

    The Company's operations are concentrated in one industry segment, the exploration for and production of reserves of oil and natural gas. Since 1992, the Company's continuing activities have been limited to exploration for oil and gas reserves located in Colombia. The Company has no foreign sales and no export sales in the reported periods, but has begun producing its reserves in fiscal 1998. The Company currently has two contracts for the sale of its production in place. These two customers, Ecopetrol and Termosantander (an affiliate of Amoco Corporation separate from the Company's partner in Opon), will comprise 100% of the Company's revenue. Information segregating the Company's continuing domestic and foreign operations is as follows:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
    Sales and operating revenue:
      United States                                        $1           $2          $23
      Foreign                                               3           --           --
                                                   -----------  -----------  -----------
                                                           $4           $2          $23
                                                   ===========  ===========  ===========

    Operating profit (loss):
      United States                                     $(406)        $(45)       $(140)
      Foreign                                          (2,419)      (4,511)        (326)
                                                   -----------  -----------  -----------
      Operating loss                                   (2,825)      (4,556)        (466)
      Loss on sale of assets                               --           (6)          --
      Interest expense                                 (6,222)      (5,009)      (4,680)
      Corporate expense and other                      (1,743)      (1,781)      (1,697)
                                                   -----------  -----------  -----------
      Loss from continuing operations
        before income taxes                          $(10,790)    $(11,352)     $(6,843)
                                                   ===========  ===========  ===========

    Identifiable assets:
      United States                                    $3,247       $2,973       $5,645
      Foreign                                          41,683       21,567       12,753
                                                   -----------  -----------  -----------
                                                      $44,930      $24,540      $18,398
                                                   ===========  ===========  ===========

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


12) Discontinued Operations
    -----------------------

    In 1991, the Company adopted plans of disposal for its refining and marketing and real estate segments. A summary, by segment, of the results of discontinued operations is as follows:

<HEADING>
                                                            For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
    Refining and marketing                            $(1,200)       $(400)       $(650)
    Real estate                                          (400)        (900)      (4,300)
    Income tax expense (benefit)                           --           --           --
                                                   -----------  -----------  -----------
                                                      $(1,600)     $(1,300)     $(4,950)
                                                   ===========  ===========  ===========

    Per share                                          $(0.12)      $(0.10)      $(0.37)
                                                   ===========  ===========  ===========

    In September 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represented the material portion of the Company's refining and marketing segment. Loss provisions pertaining to the refining and marketing segment of $1,200, $400 and $650 have been required in 1997, 1996 and 1995 for reasons described below.

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


12) Discontinued Operations (continued)
    -----------------------------------

    In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by then Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which could be due. The State of California issued a preliminary report in June 1996 which concluded taxes and penalties of $10,820 were due as a result of the audit. The State of California issued a Notice of Determination in July 1997 reducing the taxes and penalties due to $5,740. Assessed amounts are subject to a process of appeal and further adjustment, which remedies are still being pursued. The buyer notified the Company that it claims indemnity in this matter and in January 1997 filed suit in Superior Court, Los Angeles, California for a declaratory judgment enforcing the indemnity and for other relief. The Company accrued an additional $1,200 in September 1997. The Company has accrued its best estimate of the ultimate liability and believes this is sufficient to provide for the amount that will ultimately be paid based on the information available.

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

    In addition to the Valley Gateway property, the Company owns the 11 acre Via Verde Bluffs property, carried at $2,580 and $2,548 at September 30, 1997 and 1996, respectively. Both properties have been listed with brokers since 1994.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


12) Discontinued Operations (continued)
    -----------------------------------

    In 1995 the carrying value of the real estate was reduced by $4,300 as a result of depressed demand in the local market, sale negotiations, and the timing of possible sales. In September 1996, the Company revised its estimate of the realizable value of the Valley Gateway property to zero, resulting in an additional loss provision of $900. This decision was made following three years of unsuccessful efforts to sell the property in its present state and little interest from potential buyers. In September 1997, the Company provided for an additional carrying costs of $400. Management believes it can dispose of the property and any associated liabilities for little or no additional cost.

    Changes in the balance of real estate are as follows:

                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------

    Beginning balance                                  $2,202       $2,978
      Development and dismantlement costs                  --           --
      Valuation provisions established                   (400)        (900)
      Valuation provisions used                           335          124
                                                   -----------  -----------
    Ending balance                                     $2,137       $2,202
                                                   ===========  ===========

    Remaining acres                                       116          116
                                                   ===========  ===========

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $240, $262 and $274 for 1997, 1996 and 1995, respectively.

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1997

                     (All Dollar Amounts in Thousands)

The following supplemental information regarding the oil and gas activities of Hondo Oil is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission ("SEC") and Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures About Oil and Gas Producing Activities." Estimated Reserve Quantities and the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves are presented on the basis of reserve reports prepared by Netherland, Sewell & Associates. Information regarding capitalized costs relating to oil and gas producing activities and costs incurred for property acquisition, exploration, and development activities are included in Note 3 to the consolidated financial statements. SEC rules restrict the disclosure of reserves to proved reserves. Proved reserves are estimated quantities of crude oil, condensate, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves do not include hydrocarbons the recovery of which is subject to reasonable doubt because of uncertainty as to economic factors.

During fiscal 1996, three contracts covering the sale of natural gas, the sale of condensate and natural gas liquids, and the processing of the gas stream were executed with the Colombian national oil company, Ecopetrol. These provide for (i) the sale of 100 million cubic feet of natural gas per day for the life of the concession (July 2015) at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods; (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing plant for a fee of $0.20 per thousand cubic feet of gas. In March 1997, a contract was executed for the sale of up to 60 million cubic feet of natural gas per day to an electric generation facility being constructed adjacent to the concession. The contract has not and will not become effective until the sellers determine that there are sufficient reserves to supply natural gas to the purchaser for the life of the contract. An interim one-year agreement has recently been executed to allow deliveries of available gas.

The Company successfully completed drilling of a second well in Colombia in September 1995 and commenced construction of a pipeline and related wellhead facilities for production and transportation of the discovered natural gas and related liquids. Following execution of the first contract described above, the Company reported proved reserves for the first time in it's 1996 Annual Report.

A third well was drilled during fiscal 1997. In April and May 1997, several mechanical problems were encountered during the completion and testing of the third well. Further work on the well has been suspended until a plan has been finalized. Construction of the pipeline and wellhead facilities is complete and production commenced in December 1997. A fourth well is presently being drilled and is expected to be completed in the spring of 1998.

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


Assumptions used in determining proved reserves and future net cash flows are:

- Condensate and natural gas liquid reserves produced in association with the natural gas are a function of the natural gas reserves.
- The Company's share of reserves and future net cash flows is 15.444375%, subject to a royalty of 20% payable to the Colombian government.
- Prices of $18.64 and $21.31 per barrel of condensate and natural gas liquids and $1.09 and $1.20 per million British Thermal Units of natural gas are used in the cash flow projections for September 30, 1997 and 1996, respectively. These prices were determined in accordance with the terms of the executed sales contract described above. Both prices are held constant through the life of the properties. Production costs and capital costs were projected at current price levels.
- Pipeline capital and operating costs are not included in the cash flow projections because these costs will be recovered through pipeline tariffs.


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

Estimates of oil and gas proved reserves and production, all located in Colombia, are as follows:
                                                     Oil (a)        Gas
                                                     (MBBLS)      (MMCF)
                                                   -----------  -----------
Proved reserves, October 1, 1995                           --           --
  Revisions in previous estimates                          --           --
  Extensions, discoveries and purchases                 2,337       61,561
                                                   -----------  -----------
Proved reserves, September 30, 1996                     2,337       61,561

  Revisions in previous estimates                        (394)      (9,085)
                                                   -----------  -----------
Proved reserves, September 30, 1997                     1,943       52,476
                                                   ===========  ===========

  (a) All condensate and natural gas liquids.

As of September 30, 1997, 671 mbbls and 18,176 mmcf of the above reserves were classified as proved developed. None of the 1996 reserves were classified as proved developed.

A new interpretation (by the reserve engineers) of the reservoir limits after the drilling of the third well was the primary reason for a downward revision of the proved reserves for fiscal 1997.

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
---------------------------------------------------------------------------
Reserves
--------

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

                                                      For the years ended
                                                   ------------------------
                                                        September 30,
                                                      1997         1996
                                                   -----------  -----------

Future cash inflows                                   $96,223     $126,564
Future production costs                               (40,239)     (33,934)
Future development costs                              (27,028)     (36,063)
Future income tax expenses                                 --      (14,843)
                                                   -----------  -----------
  Net future cash flows                                28,956       41,724
10% annual discount for estimated timing
  of cash flows                                       (12,942)     (22,071)
                                                   -----------  -----------
Standardized measure of discounted
  future net cash flows                               $16,014      $19,653
                                                   ===========  ===========

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                             September 30, 1997

                     (All Dollar Amounts in Thousands)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
---------------------------------------------------------------------------
Reserves (continued)
--------------------

The principal sources of changes in the standardized measure of discounted future cash flows between September 30, 1997 and 1996 are as follows:

Net change due to changes in prices and production
  costs                                              $(12,532)
Net change due to revisions in quantity estimates (5,530) Previously estimated development costs incurred
  during the period                                    11,056
Changes in estimated future development costs          (1,324)
Net change in income taxes                              6,991
Accretion of discount                                   1,965
Other                                                  (4,265)
                                                   -----------

                                                      $(3,639)
                                                   ===========


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

<HEADING>                                                   For the years ended
                                                   -------------------------------------
                                                               September 30,
                                                      1997         1996         1995
                                                   -----------  -----------  -----------
Revenues                                                   $4           $2          $23
Production costs                                       (2,758)      (2,745)        (166)
Exploration expenses                                      (27)      (1,769)        (169)
Depreciation, depletion and amortization                   --           --           --
                                                   -----------  -----------  -----------
                                                       (2,781)      (4,512)        (312)
Income tax benefit                                     (1,102)      (1,787)        (124)
                                                   -----------  -----------  -----------
Results of operations from exploration
  and production activities (excluding
  corporate overhead and interest)                    $(1,679)     $(2,725)       $(188)
                                                   ===========  ===========  ===========


                                       HONDO OIL & GAS COMPANY
                           Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                                          September 30, 1997

                                  (All Dollar Amounts in Thousands)


<HEADING>
                                                                 Additions
                                                   Balance at   charged to                  Balance
                                                    beginning    costs and                  at end
                                                    of period    expenses    Write-offs    of period
                                                   -----------  -----------  -----------  -----------
Allowance for doubtful receivables:
Continuing operations:
  1997                                                   $332          $--        $(288)         $44
                                                   ===========  ===========  ===========  ===========
  1996                                                   $399           $4         $(71)        $332
                                                   ===========  ===========  ===========  ===========
  1995                                                   $399          $--          $--         $399
                                                   ===========  ===========  ===========  ===========


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


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

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements: See the Index to Financial Statements in Item 8 hereof.

    (2) Financial Statement Schedules:                   Page

        II.  Valuation and Qualifying Accounts              60

        Schedules other than those listed above are omitted because they are not required or not applicable, or because the information required in a schedule is otherwise included in the Notes to Consolidated Financial Statements.

    (3) Exhibits filed with this report:  See Item (c) below.

(b) Reports on Form 8-K:

    The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

(c) Exhibits: See Exhibit Index on page 63 for exhibits required by
    Item 601 of Regulation S-K.

(d) Financial statement schedules required by Regulation S-X which are excluded from the annual report to shareholders by Rule
    14a-3 (b)(1): See Item (a)(2) above.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-K for the year ended September 30, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HONDO OIL & GAS COMPANY

Date: December 23, 1997             By/s/ Stanton J. Urquhart
                                      ------------------------
                                      Stanton J. Urquhart
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the year ended September 30, 1997 has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

<HEADING>
       Signature                                Title                             Date
-----------------------               --------------------------           -----------------
/s/ John J. Hoey                      President, Chief Executive           December 23, 1997
-----------------------               Officer, and Director
JOHN J. HOEY


/s/ Douglas G. McNair                 Director                             December 23, 1997
-----------------------
DOUGLAS G. MCNAIR


/s/ Nicholas J. Morrell               Director                             December 23, 1997
-----------------------
Nicholas J. Morrell


/s/ John F. Price                     Director                             December 23, 1997
-----------------------
JOHN F. PRICE


/s/ Robert K. Steer                   Director                             December 23, 1997
-----------------------
ROBERT K. STEER


/s/ R.E. Whitten                      Director                             December 23, 1997
-----------------------
R.E. WHITTEN


/s/ Stanton J. Urquhart               Vice President, Principal            December 23, 1997
-----------------------               Financial and Principal
STANTON J. URQUHART                   Accounting Officer


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

* 10.1 Note Purchase Agreement and Letter Agreement dated November 28, 1988, between the Company and Thamesedge, Ltd.

* 10.2 Letter Agreement dated December 18, 1992, between the Company and Thamesedge, Ltd., amending Note Purchase Agreement (Exhibit 10.1, above).

* 10.3 Loan Agreement dated December 20, 1991, by and between Hondo Oil & Gas Company and Lonrho Plc, including the Promissory Notes and Letter Agreement related thereto.

* 10.4 Letter Agreement dated December 18, 1992, between the Company and Lonrho Plc, amending Loan Agreement (Exhibit 10.3, above).

* 10.5 Net Profits Share Agreement dated December 18, 1992, among the Company, Lonrho Plc, Thamesedge, Ltd.

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

Exhibit
Number  Subject
------- ---------------------------------------------------------------------

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

**10.12 Letter Agreement dated December 13, 1996, by and among the Company,
        Via Verde Development Company, Newhall Refining Co., Inc., and Thamesedge Ltd. and Note Amendments amending prior loan agreements and notes (Exhibits 10.1 through 10.11, above), (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, filed with the Securities and Exchange Commission on December 30, 1996).

**10.13 Security Interest Agreement dated as of May 13, 1997 by and between the Company, Thamesedge Ltd., Folio Trust Company Limited and Folio Nominees Limited, (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14,
        1997).

**10.14 Amended and Restated Revolving Credit Agreement dated as of July 2,
        1997 by and between the Company and Thamesedge Ltd., (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14, 1997).

**10.15 Promissory Note for $20,500,000 dated as of July 2, 1997 from the
        Company to Thamesedge Ltd. delivered pursuant to the Amended and Restated Revolving Credit Agreement (Exhibit 10.14, above), (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14, 1997).

**10.16 Guaranty dated as of July 2, 1997 of Hondo Magdalena Oil & Gas Limited
        to Thamesedge Ltd. guaranteeing the obligations of the Company under the Amended and Restated Revolving Credit Agreement (Exhibit 10.14, above), (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission on August 14, 1997).
                                    64

                         EXHIBIT INDEX (continued)


Exhibit
Number  Subject
------- ---------------------------------------------------------------------

  10.17 Letter Agreement dated December 18, 1997, by and among the Company, Via Verde Development Company, Newhall Refining Co., Inc., and Lonrho Australian Land & General Property Company Limited and Note Amendments amending prior loan agreements and notes (Exhibits 10.1 through 10.15, above).

* 10.18 Employee Capital Appreciation Savings Plan, effective January 1, 1985.

* 10.19 Form of Indemnity Agreement between Pauley and its directors and officers, approved January 27, 1987.

* 10.20 Opon Association Contract (translation) dated July 15, 1987, between Ecopetrol and Opon Development Company, excluding exhibits and attachments.

**10.21 Farmout Agreement dated August 9, 1993, among Hondo Magdalena Oil &
        Gas Limited, Opon Development Company and Amoco Colombia Petroleum Company, excluding exhibits (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, filed with the Securities and Exchange Commission on August 16, 1993).

**10.22 New Operating Agreement dated as of August 9, 1993, among Hondo
        Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company, and Opon Development Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed with Securities and Exchange Commission on December 28, 1993).

**10.23 Stock and Asset Purchase Agreement dated September 15, 1993, between
        Signal Oil & Refining Company, Inc. and the Company and Pauley Pacific Inc., excluding exhibits (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8- K dated October 12, 1993, filed with the Securities and Exchange Commission on October 12,
        1993).

**10.24 Letter Agreement dated February 2, 1994 between the Company and the
        City of Long Beach, excluding exhibits (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, filed with the Securities and Exchange Commission on February 14, 1994).

**10.25 Amendment to Letter Agreement dated November 26, 1996 between the
        Company and the City of Long Beach, excluding exhibits, (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, filed with the Securities and Exchange Commission on December 30, 1996).

**10.26 Hondo Oil & Gas Company 1993 Stock Incentive Plan as amended, excluding exhibits (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 10, 1997).





                                    65

                         EXHIBIT INDEX (continued)


Exhibit
Number  Subject
------- ---------------------------------------------------------------------

**10.27 Funding Agreement for Tier 1 Development Project dated May 5, 1995, among Hondo Magdalena Oil & Gas Limited, Amoco Colombia Petroleum Company and Opon Development Company, excluding exhibits (except exhibit A) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on July 28, 1995).

  21    Subsidiaries of the Company.

  23    Consent of Ernst & Young LLP.

  27    Financial Data Schedules.

































--------------------------------------

* These exhibits, previously incorporated by reference to the Company's reports under file number 1-8979, have now been on file with the Commission for more than 5 years and are not filed with this Annual Report. The Company agrees to furnish these documents to the Commission upon request.

**  Incorporated by reference