Form 10-Q
period 1997-12-31
HONDO OIL & GAS CO
filed 1998-02-17
CIK 76696

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


      (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1997

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


  The registrant has one class of common stock outstanding. As of February 13, 1998, 13,798,424 shares of registrant's $1 par value common stock were outstanding.

                          HONDO OIL & GAS COMPANY

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997





                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION


  Item 1  Financial Statements:

          Consolidated Balance Sheets as of
            December 31, 1997 and September 30, 1997                      3

          Consolidated Statements of Operations for the three
            months ended December 31, 1997 and 1996                       4

          Consolidated Statements of Cash Flows for the three
            months ended December 31, 1997 and 1996                       5


          Notes to Consolidated Financial Statements                      6


  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11


PART II - OTHER INFORMATION

  Item 6  Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                               23

                                   PART I

Item 1  FINANCIAL STATEMENTS

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                               December 31,   September 30,
                                                   1997           1997
                                               -------------  -------------
ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                             $62         $1,019
  Accounts receivable                                   439            296
  Prepaid expenses and other                            190              1
                                               -------------  -------------
    Total current assets                                691          1,316

Properties, net (Note 2)                             44,114         40,612
Net assets of discontinued operations (Note 7)        2,210          2,137
Other assets                                          1,298            865
                                               -------------  -------------
                                                    $48,313        $44,930
                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                   $3,624         $3,464
  Current portion of long-term debt                     280            265
  Accrued expenses and other (Note 3)                 3,330          3,421
                                               -------------  -------------
    Total current liabilities                         7,234          7,150

Long-term debt, including $106,450 and $99,943,
  respectively, due to a related party              109,130        102,903
Funding agreement (Note 4)                           24,547         22,788
Other liabilities, including $1,921 and $3,407,
  respectively, due to a related party (Note 5)       3,788          5,262
                                               -------------  -------------
                                                    144,699        138,103

Contingent liabilities (Note 7)

Shareholders' equity (deficit):
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,788,424 and 13,788,424, respectively          13,788         13,788
  Additional paid-in capital                         53,675         53,675
  Accumulated deficit                              (163,849)      (160,636)
                                               -------------  -------------
                                                    (96,386)       (93,173)
                                               -------------  -------------
                                                    $48,313        $44,930
                                               =============  =============






The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                For the three months ended
                                                       December 31,
                                               ----------------------------

                                                   1997           1996
                                               -------------  -------------

REVENUES
Sales and operating revenue                            $143            $--
Other income                                              4             15
                                               -------------  -------------
                                                        147             15
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs (reimbursements)                        316            (55)
Depreciation, depletion, and amortization                96             58
Overhead, Colombian operations                          475            616
General and administrative                              464            398
Exploration costs                                        30             11
Interest on indebtedness including $1,921
  and $1,373, respectively, to a
  related party                                       1,979          1,422
                                               -------------  -------------
                                                      3,360          2,450
                                               -------------  -------------
Loss from continuing operations
  before income taxes                                (3,213)        (2,435)
Income tax expense (benefit)                             --             (2)
                                               -------------  -------------
Loss from continuing operations                      (3,213)        (2,433)

Loss from discontinued operations (Note 7)               --             --
                                               -------------  -------------
Net Loss                                            $(3,213)       $(2,433)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.23)        $(0.18)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(0.23)        $(0.18)
                                               =============  =============

Weighted average common shares outstanding       13,788,424     13,777,861












The accompanying notes are an integral part of these financial statements.

                                  HONDO OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (In Thousands)


                                                               For the three months ended
                                                                      December 31,
                                                              ----------------------------
                                                                  1997           1996
                                                              -------------  -------------
Cash flows from operating activities:
  Pretax loss from continuing operations                           $(3,213)       $(2,435)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Depreciation, depletion and amortization                            96             58
    Capitalized interest                                              (491)          (112)
    Accrued interest added to long-term debt                         3,407          2,420
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                           (143)            (4)
        Prepaid expenses and other                                    (189)          (108)
        Other assets                                                  (482)          (164)
      Increase (decrease) in:
        Accounts payable                                                67           (668)
        Accrued expenses and other                                     (91)            93
        Funding agreement                                              993            550
        Other liabilities                                           (1,474)        (1,054)
                                                              -------------  -------------
      Net cash used by continuing operations                        (1,520)        (1,424)
      Net cash used by discontinued operations                         (73)          (119)
      Income taxes (paid) received                                      --              2
                                                              -------------  -------------
      Net cash used by operating activities                         (1,593)        (1,541)
                                                              -------------  -------------
Cash flows from investing activities:
  Sale of assets                                                         2             --
  Capital expenditures                                              (2,201)        (3,472)
                                                              -------------  -------------
      Net cash used by investing activities                         (2,199)        (3,472)
                                                              -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                 3,100          6,000
  Principal payments on long-term debt                                (265)          (250)
                                                              -------------  -------------
      Net cash provided by financing activities                      2,835          5,750
                                                              -------------  -------------

Net increase (decrease) in cash and cash equivalents                  (957)           737

Cash and cash equivalents at the beginning of the period             1,019            374
                                                              -------------  -------------
Cash and cash equivalents at the end of the period                     $62         $1,111
                                                              =============  =============

        Refer to Notes 2 and 4 for descriptions of non-cash transactions.




The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

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

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There have not been any significant developments or changes in contingent liabilities and commitments since September 30, 1997. Certain reclassifications have been made to the prior year's amounts to make them comparable to the current presentation. These changes had no impact on previously reported results of operations or shareholders' equity (deficit).

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for this interim period are not necessarily indicative of results for the entire year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

    (b) Earnings Per Share
        ------------------

    The Company implemented SFAS No. 128, Earnings per Share, beginning with the quarter ended December 31, 1997. The Company has incurred losses in each of the periods presented in these financial statements, thereby making the inclusion of stock options in the basic earnings per share computation antidilutive. Accordingly, stock options have not been included in the present, or previously reported, basic earnings per share computations and restatement of previously reported amounts is not necessary. Diluted per share amounts are the same as basic per share amounts and, accordingly, are not presented.

    (c) Use of Estimates
        ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                     6

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

                     (All Dollar Amounts in Thousands)


1)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (d) Income Taxes
        ------------
    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting For Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on reversals of differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted effective tax rates and laws that will be in effect when the differences are expected to reverse.

    The Company provides for income taxes in interim periods based on estimated annual effective rates. The Company records current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. The Company has investment tax credit carryforwards of $428 which are accounted for by the flow-through method.


2)  Properties
    ----------

    Properties, at cost, consist of the following:
                                               December 31,   September 30,
                                                   1997           1997
                                               -------------  -------------
                                                (Unaudited)
    Oil and gas properties - Colombia:
      Proved                                        $12,019        $11,923
      Accumulated depletion, depreciation
        and amortization                                (18)            --
                                               -------------  -------------
                                                     12,001         11,923
                                               -------------  -------------
    Other properties - Colombia:
      Wellsite facilities                             4,654          4,689
      Pipelines                                      12,863         12,061
      Accumulated depreciation                          (19)            --
      Drilling in progress                           14,509         11,821
                                               -------------  -------------
                                                     32,007         28,571
                                               -------------  -------------
    Other properties - domestic
      Other fixed assets                                323            323
      Accumulated depreciation                         (217)          (205)
                                               -------------  -------------

                                                    $44,114        $40,612
                                               =============  =============

    The balances of wellsite facilities and pipelines include non-cash increases of $143 and $2,571 for the three months ended December 31, 1997 and 1996, respectively, which were charged to the Funding Agreement (Note 4). Additions to drilling in progress of $1,308 and ($176) for the three months ended Decmeber 31, 1997 and 1996, respectively, were unpaid (prepaid) and were reflected in the balance of accounts payable.
                                     7

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

                     (All Dollar Amounts in Thousands)


3)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:

                                               December 31,   September 30,
                                                   1997           1997
                                               -------------  -------------
                                                (Unaudited)

    Refining and marketing costs (Note 7)            $3,197         $3,198
    Other                                               133            223
                                               -------------  -------------
                                                     $3,330         $3,421
                                               =============  =============


4)  Funding Agreement
    -----------------

    In May 1995, the Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), Amoco Colombia Petroleum Company ("Amoco Colombia"), and Opon Development Company entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") to finance costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production and sales, along with an equity premium computed using a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be recouped from Ecopetrol after commerciality). Alternatively, from the date of first production and sales until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production and sales, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and related condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

    The balance of the Funding Agreement consists of the following:

                                               December 31,   September 30,
                                                   1997           1997
                                               -------------  -------------
                                                (Unaudited)

    Outstanding principal                           $18,175        $17,566
    Equity premiums                                   6,372          5,222
                                               -------------  -------------
                                                    $24,547        $22,788
                                               =============  =============



                                     8

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

                     (All Dollar Amounts in Thousands)


4)  Funding Agreement (continued)
    -----------------------------

    The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums related to the financed pipeline and wellsite facilities costs were capitalized until the commencement of production (December 1997), including $624 and $538 for the three months ended December 31, 1997 and 1996, respectively. The remainder of the equity premiums accrued, relating to the financed geological and geophysical work, overheads, and pipeline and wellsite costs subsequent to the commencement of production, have been expensed.


5)  Other Liabilities
    -----------------

    Other liabilities consist of the following:
                                               December 31,   September 30,
                                                   1997           1997
                                               -------------  -------------
                                                (Unaudited)

    Interest payable to Lonrho Plc                   $1,921         $3,407
    City of Long Beach                                1,617          1,594
    Other                                               250            261
                                               -------------  -------------
                                                     $3,788         $5,262
                                               =============  =============

    In accordance with the terms of the Company's debts to Lonrho Plc, accrued interest is either added to the outstanding principal or paid by issuance of the Company's common stock on the interest due date, at the option of Lonrho Plc. Accrued interest of $3,407 and $2,411 has been added to the outstanding debt as of October 1, 1997 and 1996, respectively.


6)  Cash Flow Information
    ---------------------

    Cash interest expense, all of which arises from discontinued operations, was $68 and $76 for the three months ended December 31, 1997 and 1996, respectively.















                                     9

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

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

    Operating losses of discontinued operations for the quarters ended December 31, 1997 and 1996 were $73 and $112, respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the three months ended December 31, 1997 or 1996.

    The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the three months ended December 31, 1997 are as follows:

    Balance as of September 30, 1997                 $2,137
      Valuation provisions established                   --
      Valuation provisions used                          73
                                               -------------
    Balance at December 31, 1997 (Unaudited)         $2,210
                                               =============

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $50 and $63 for the quarters ended December 31, 1997 and 1996, respectively.

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




                                    10





       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GENERAL DISCUSSION


       Introduction
       ------------
       Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate were shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. In accordance with the terms of the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol") declared a portion of the area commercial in May 1996. A pipeline and related wellsite facilities to deliver natural gas and condensate to a market are complete, and production began in December 1997. Deliveries of natural gas to a power plant located at the Opon Contract area also began in December 1997. During 1997, the Opon No. 6 well encountered mechanical problems during completion operations and has been temporarily suspended to evaluate information and develop plans for further operations on the well, including workover of the well.* Drilling of the Opon No. 14 well began in October 1997 and has been completed. If no problems are encountered, the Opon No. 14 well should be tested in the Spring of 1998.* The Company will require additional financing to continue development of the Opon project.



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


       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          11




       Presently, Amoco Colombia, Hondo Magdalena and ODC have interests in the Opon Contract (outside the commercial area described below) of approximately 60%, 30.9% and 9.1%, respectively. As provided in the Opon Contract, upon the designation of an area or field as commercial, Ecopetrol acquires a 50% interest in such area or field and will reimburse the associate parties for 50% of the direct exploration costs for each commercial discovery from its share of production. In May 1996, Ecopetrol approved a commercial field of approximately 2,500 acres around the Opon No. 3 and No. 4 wells. The interests in the commercial field are approximately 50%, 30%, 15.4%, and 4.6% for Ecopetrol, Amoco Colombia, Hondo Magdalena, and ODC, respectively. The commercial field is substantially smaller than that requested, but may be enlarged by future drilling and/or additional technical information.* The associate parties submitted an application to declare the area around the Opon No. 6 well commercial in August 1997. Ecopetrol responded in September 1997 that it considered the information presented to be insufficient to evaluate the application for the extension of the commercial area. The associate parties are evaluating Ecopetrol's response in light of the terms of the Opon Contract and have approached Ecopetrol for clarification of its response. At this date, the area around the Opon No. 6 well is not a part of the commercial area. Ecopetrol will not pay for its share of expenditures to enlarge the commercial field until the new areas are proven and declared commercial. Ecopetrol will participate in further development costs of the existing commercial field.

       The Opon Contract provides that the Opon Contract area will be reduced after the end of the exploration period, or September 30, 1995. The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,827 acres). The second acreage relinquishment was due on September 30, 1997. By agreement with Ecopetrol, the second relinquishment has been postponed until September 30, 1998. As consideration, the associate parties agreed to perform, for the full Opon Contract area, surface geological studies and petrochemical analysis, and to undertake a study to determine the economic and technical viability of putting the shallow oil producing wells in the Opon Contract area into production. On September 30, 1999, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.*

       The Opon No. 6 well commenced drilling in October 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the current commercial area. The well is presently estimated to cost $30.6 million, of which Hondo Magdalena's share is 30.9%.* After the drilling was completed, several mechanical problems in the completion and testing of the Opon No. 6 well occurred. After there was a failure of a portion of the guns during the initial completion attempt in April 1997, a second set of perforating guns were fired. Cleanup and testing on the second set of perforations commenced in May 1997 and, while all the guns fired, the well has not flowed as anticipated. The associate parties have suspended operations on the well in order to fully evaluate all data from the well and prepare a plan for further actions. Amoco Colombia has recently proposed a workover of the Opon
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          12




       No. 6 well using propellant stimulation technology. A decision on the proposal will be made in the Spring of 1998 following an economic and technical analysis.* The associate parties are attempting to negotiate a settlement of claims against suppliers of services and equipment related to the problems encountered during completion operations on the Opon No. 6 well, but no settlement has been reached. If a settlement is not reached, the next step will be arbitration.* No prediction of the outcome of these matters can be made at this time.

       The Opon No. 14 well, approximately 4 kilometers south of the Opon No. 4 well, commenced drilling in October 1997. The total cost of the well is estimated to be $23.5 million, of which Hondo Magdalena will bear 30.9%.* The well was planned and intended to confirm the existence of the La Paz gas and condensate reservoir in the south of the Opon Contract area.* The well has been drilled to a depth of 12,200 feet. The associate parties have commenced testing of both the La Paz formation and the deeper Lisama formation. The associate parties will review and analyze the results of the Opon No. 14 well prior to making any decisions about further drilling.*

       In July 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol agreed to construct a pipeline and wellhead facilities (which were not contemplated in the Opon Contract). The parties constructed a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The investment in the pipeline is to be recovered through a pipeline tariff, but see the discussion in the next paragraph concerning the action of the governmental agency on the associate parties' tariff application.* Ecopetrol has constructed improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee.

       The Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy of the Colombian government, regulates natural gas pipelines and the sale of natural gas in Colombia. CREG's regulations provide the ceiling price for natural gas and the methodology for establishing pipeline tariffs. Based upon these regulations, Amoco Colombia, as operator, applied for a pipeline tariff of 60.4 cents per thousand cubic feet of gas; CREG has responded by rejecting the proposed tariff, instead approving a tariff of 25.0 cents per thousand cubic feet of gas. Amoco Colombia has appealed this decision. In the interim, the associate parties can charge a provisional tariff for shipments to Ecopetrol, but are precluded from making shipments to buyers on the national gas grid.

       Contracts, covering the sale of natural gas, the sale of condensate and natural gas liquids, the processing of the gas stream, and transportation of natural gas and liquids are complete and have been signed by all parties. The contracts provide for: (i) the sale of 100 million cubic feet of natural gas per day for the life of the Opon Contract at the regulated price determined semi-annually by a formula based upon the average price received by Ecopetrol for exported fuel oil during the prior two six-month periods (currently US$1.15 per million British Thermal Units); (ii) the sale of condensate and natural gas liquids at market-related and market-indexed prices; and (iii) the processing of the gas stream at Ecopetrol's El Centro gas processing
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          13




       plant for a fee of $0.159 per thousand cubic feet of gas. Ecopetrol, as purchaser, pays the pipeline tariff for the natural gas sold by the associate parties.

       In March 1997, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol, as sellers, signed a contract with Termo Santander de Colombia E.S.P., as purchaser ("Termo Santander"), to supply, subject to the conditions noted below, natural gas to its electric generation plant at the Opon Contract area. Under the contract, the sellers will supply natural gas requested by the purchaser up to 60 million cubic feet per day. The sellers will receive $4.2 million per year for making the gas available for purchaser's call. Purchaser will pay 60% of the government-regulated price (described above) for the natural gas it takes. The sellers will also receive additional bonus payments if the power plant achieves a price for its electrical power in excess of certain target rates. Condensate associated with the natural gas that is delivered to the purchaser will be separately sold to Ecopetrol. The contract provides for substantial penalties, decreasing over the life of the contract, to the sellers for the failure to deliver gas. The commencement of the contract is conditioned upon a determination by the sellers that there are sufficient reserves to supply natural gas to the purchaser for the entire term of the agreement. In order to begin deliveries before the condition concerning the sufficiency of reserves is satisfied, an interim agreement for the sale of gas to Termo Santander was signed on November 20, 1997. The interim agreement will be effective until January 1, 1999, or until sufficient reserves are determined through additional work on the Opon No. 6 well or the successful completion of the Opon No. 14 well.* The gas sales price under the interim agreement will be equivalent to the price, including pipeline tariff, that would have been received if the same gas were sold under the contract with Ecopetrol described in the preceding paragraph.

       The pipeline and wellsite facilities were completed in June 1997. Ecopetrol completed the improvements to the El Centro gas processing plant in November 1997. Production from the Opon field began on December 1, 1997, with gas supplied to Termo Santander for testing the first of two turbines at the power plant. The first shipment of gas through the pipeline occurred on December 5, 1997.

       The associate parties have submitted invoices to Ecopetrol under the gas sales agreement for payments under the take-or-pay clause, which provides that Ecopetrol will pay 200% of the gas price for the Company's share of 100 million cubic feet per day if the gas pipeline is completed and ready and the El Centro gas plant improvements have not been completed. The associate parties believe the pipeline was complete on June 25, 1997, and submitted invoices accordingly. Ecopetrol has indicated that it will not pay these invoices. The Company has not accrued its $5.2 million invoice in its financial statements. The associate parties are reviewing their legal options to pursue the collection of these invoices, which could include negotiation of a settlement and arbitration in a Colombian forum.*







       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          14




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

       Hondo Magdalena, on behalf of itself and ODC, has conducted audits of the joint account with Amoco Colombia for 1994, 1995, and 1996. Attempts to resolve the audit exceptions for 1994 and 1995 (aggregate gross charges to the joint account of $11.0 million) have been fruitless and arbitration is being considered. The report for the 1996 audit has not yet been submitted to Amoco Colombia. The Company has not accrued in its financial statements any potential recoveries which may arise from these audits.


       Discontinued Operations
       -----------------------
       Two of the Company's former business segments, refining and marketing operations and real estate operations were discontinued in 1991. No change in the status of these discontinued operations from that reported in the Company's 1997 Annual Report on Form 10-K occurred during the current period.


       RESULTS OF OPERATIONS

       Results of continuing operations for the quarter ended December 31, 1997 amounted to a net loss of $3.2 million, or 23 cents per share. The Company reported a net loss from continuing operations of $2.4 million, or 18 cents per share, for the quarter ended December 31, 1996. No losses from discontinued operations were reported for either period.

       In the current period, the Company reported operating revenue for the first time since 1993. The Company's Colombian operations began delivering gas to Ecopetrol in December 1997. Due to a number of startup operations, the revenue was considerably lower, and operating expenses in relation to that revenue, were higher, than will be expected in the future.

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $30.0 million between December 31, 1996 and December 31, 1997. Interest expense increased by only $0.5 million between the quarters because the majority of the charges from the Funding Agreement are capitalized.

       Management expects results from continuing operations before interest and income taxes to be approximately break-even for fiscal 1998.*

       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          15




       LIQUIDITY AND CAPITAL RESOURCES

       During the quarter ended December 31, 1997, cash inflows of $3.1 million arose from borrowings from Lonrho Plc. The Company utilized cash of $1.5 million and $0.1 million to finance continuing and discontinued operations, respectively, $2.2 million for capital expenditures, and made scheduled debt repayments of $0.3 million. At December 31, 1997, the Company had cash balances of $0.1 million.

       The Company has had an obligation to Phillips Petroleum arising from a 1992 decision to plug and abandon certain California offshore wells in which the Company owns a working interest. In December 1997, the Company entered into an agreement to settle the $1.1 million obligation by issuing 178,848 shares of common stock valued at a price of $6.91 per share (the average closing price for the ten days prior to filing of the registration statement). In addition, the agreement granted a warrant to purchase 29,808 additional shares from the Company at a price of $1.00 per share if the price of the Company's common stock is below $5.415 per share for 20 consecutive business days. A registration statement on Form S-3 was filed on January 7, 1998, but is not effective and closing will not occur until the registration statement has become effective. Phillips has the right to terminate the agreement if the registration statement has not been declared effective before February 28, 1998.

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

       In July 1997, the Company and Thamesedge, Ltd. agreed to amend and restate the June 1996 Revolving Credit Agreement. Under the Amended and Restated Revolving Credit Agreement dated as of July 2, 1997, Thamesedge agreed to make additional advances of $7.0 million to the Company, making the total amount of the loan $20.5 million. The interest rate remains 13%, due semi-annually; as provided in other debts to Thamesedge and described above, the Company may make interest payments in shares of its common stock. The loan now matures January 1, 1999. As additional consideration for the loan, the Company agreed to give Lonrho an option to convert $7.0 million of existing debt with an interest rate of 6% into the Company's shares at $7.70 per share (110% of the closing price on July 1, 1997). The option to convert must be approved by the Company's shareholders at the next annual meeting (March 1998). If the option to convert is not approved by the shareholders, the interest rate on $7.0 million of existing debt will increase to 13.5%. Lonrho has further agreed to vote its shares on the matter of the option to convert

       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          16




       in proportion to the votes cast by disinterested shareholders. As of December 31, 1997, $17.7 million of this facility has been drawn.

       In August 1997, Thamesedge Ltd. assigned all of its interest in the Company's indebtedness to London Australian & General Property Company Limited ("LAGP"), a subsidiary of Lonrho Plc. In December 1997, the Company restructured the terms of certain debt to LAGP, and obtained an additional funding commitment of $7.0 million for fiscal 1998. Also in December 1997, Lonrho Plc committed to provide $3.2 million to the Company for payment of a contingent liability arising from the 1993 sale of the Company's Fletcher refinery, should the contingency become payable. The Company extended all of the above described indebtedness due on January 1, 1998 to January 15, 1999 and amended the notes by adding a cross-default provision and a new event of default. The new event of default requires the Company to furnish to LAGP by October 1, 1998 a reserve report that shows a minimum of 13 billion cubic feet of gas increase over the 1997 proved reserve figure. In the event of a default under this new provision, LAGP has the right to declare all the loans in default and demand payment. The new $7.0 million commitment from Lonrho Plc for fiscal 1998 will be added to the July 1997 Amended and Restated Revolving Credit Agreement under the same terms and conditions as the existing agreement explained above and is currently being drafted and negotiated with execution anticipated in February 1998.* The Company presently owes Lonrho Plc $106.5 million, of which $99.8 million is due January 15, 1999.

       In May 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") to finance costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads.
       The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production and sales, along with an equity premium computed on a 22% annualized interest rate. The equity premium is computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production and sales until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production and sales, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement. Production may be deemed to have commenced in December 1997 and the Company does not presently have commitments or funds to repay the Funding Agreement within either the 90 or 365 day option periods.* If the Company does not secure financing to repay the Funding Agreement prior to 365 days after the date of first production and sales, it will incur the 100% penalty and will pay the increased amount out of production, as described above.* The Company currently has a difference of opinion with Amoco on certain aspects of the funding agreement and is reviewing its legal alternatives.


       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          17




       Based upon the Company's budget and current information, management believes existing cash, available facilities, Lonrho commitments, net proceeds from the sale of Opon gas and the Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, estimated completion expenses of the Opon No. 6 well, estimated drilling and completion expenses of the Opon No. 14 well, overhead obligations unrelated to capital projects and other business activities), estimated to be $16.8 million, during fiscal 1998.* However, management believes the Company will need additional cash to participate in the drilling of additional wells in Colombia and/or to participate in other capital projects, that are not now budgeted or committed.* If the Company becomes obligated for the drilling of an additional well, the Company has the option to not participate in the drilling of wells under the sole risk provisions of the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC. These provisions provide for penalties of 200% to 1000% (depending on the nature of the well) of the costs attributable to the Company. These sole risk provisions do not apply to other capital projects if the projects are approved in accordance with the operating agreement. In management's view, use of this sole risk election would be a last resort to preserve the Company's existing interest in the Opon Contract area because of the substantial penalties that would be incurred by not participating.

       Cash flow from operations which commenced in December 1997 is not expected to be a source of free funds since pursuant to the Funding Agreement, Amoco receives the proceeds from the first 80 million cubic feet of gas and associated liquids.* Any additional free cash flow is committed to existing loan obligations. Management is reviewing several options for raising funds including sale of the Company's 15.4% interest in the pipeline.* Management continues to pursue discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations for the Opon project but has received no commitments.* Additional deliverability from current drilling projects and adequate production capability through the pipeline infrastructure are important factors in obtaining third party financing.* In the interim, the Company must continue to rely on the financial support of Lonrho.* Recently, in its annual report, Lonrho stated that it intends to sell its investment in the Company. The Company has relied upon Lonrho to provide funds for capital investment and operations when such funds have not been available from third parties. If and when Lonrho sells its investment in the Company, the Company will need to find another source of financing, from outside sources or a new controlling shareholder. The Company cannot predict the effect that a sale of Lonrho's interest to a third party will have on the Company's ability to secure financing. While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.* Furthermore, the success of the Opon No. 14 well is critical to obtaining third party financing (either debt or equity) and for the decision by the associate parties to continue the development of the Opon project.*






       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                          18




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

       Substantial Reliance On Single Investment. The Company's success currently is dependent on its investment in the Opon project, a oil and gas exploration concession in Colombia, South America. The Opon project began producing natural gas and condensate in December 1997 and is the Company's only source of operating revenue.

       Ecopetrol's Inherent Conflict of Interest and Role. Ecopetrol is a quasi-governmental corporate organization wholly-owned by the Colombian government, a party to the Opon Contract and a purchaser of natural gas and liquid hydrocarbons under contracts for the sale of production from the Opon field. At present, the price of natural gas is set by law enacted by the legislature of Colombia in 1983. The regulated price of natural gas could be changed in the future by governmental action. The participation of Ecopetrol, a government-owned company, in the Opon project as a producer and as a purchaser, and the power of the government of Colombia to set the price of natural gas creates an inherent conflict of interest in Ecopetrol and the government.
       Disputes with Ecopetrol, including a recent disagreement about the obligation to make take-or-pay payments under a gas sales agreement, must be resolved in non-judicial or judicial proceedings in Colombia. These conflicts may affect the value of the Company's interest in the Opon project.

       Under the terms of the Opon Contract, an application for commerciality must be submitted to, and approved by, Ecopetrol before production of the wells in that area can begin. Ecopetrol cannot prevent the other contract parties from producing discovered hydrocarbons by disapproving the application, but Ecopetrol can delay the commencement of production for up to one year by requiring additional work (which can cost no more than $1.0 million).

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

       Risks Of Oil And Gas Exploration. Inherent to the oil and gas industry is the risk that future wells will not find hydrocarbons where information from prior wells and engineering and geological data indicate hydrocarbons should be found. Further, existing wells can deplete faster than anticipated, potentially causing revisions to reserve estimates and increasing costs due to replacement wells. Also, because of the limited number of wells in the Opon Contract area (there are presently two producing wells), the impact of the loss of a single well would potentially affect the Company's production capability. Operations in the Opon Contract area are subject to the operating risks normally associated with exploration for, and production of oil and gas, including blowouts, cratering, and fires, each of which could result in damage to, or destruction of, the oil and gas wells, formations or production facilities or properties. In addition, there are greater than normal mechanical drilling risks at the Opon Contract area associated with high pressures in the La Paz and other formations.
       These pressures may: cause collapse of the well bore, impede the drill string while drilling, or cause difficulty in completing a well with casing and cement. These potential problems were substantially overcome in the drilling of the Opon No. 3, No. 4, No. 6, and No. 14 wells by the use of a top-drive drilling rig, heavy-weight and oil-based drilling fluids and other technical drilling enhancements.

       Acreage Relinquishments. The terms of the Opon Contract include provisions which require the associate parties to relinquish portions of the concession acreage which have not been found to contain hydrocarbons in commercial quantities. Management believes the relinquishments of acreage to date have not deprived the associate parties of significant undiscovered reserves. Ecopetrol has agreed to extend contractual relinquishment requirements in light of current exploration activity on more than one occasion. Nonetheless, there can be no assurances that Ecopetrol will agree to additional extensions in the future, or that other factors (including for example: lack of capital, rig availability or political unrest) will prevent the parties from completing assessment of unproved acreage before the acreage must be released.

       Laws And Regulations. The Company may be adversely affected by new laws or regulations in the United States or Colombia regarding its operations and/or environmental compliance, or by existing laws and regulations. The Colombian governmental agency responsible for setting pipeline tariffs has set a tariff substantially lower than that requested by the Company. This action will be appealed, but no prediction can be made about the outcome and the final determination of the tariff. A reduction of the tariff will impair the Company's ability to recover its investment in the pipeline through tariff revenue and/or sale of the pipeline. For additional information, see Other Factors Affecting the Company's Business in Item 1, Business of the Company's 1997 Annual Report on Form 10-K.

       Highly Leveraged. As of December 31, 1997, the Company owed debts to its principal shareholder, Lonrho Plc, of $106.5 million, of which $99.8 million is due January 15, 1999. The terms of this debt require the Company to increase its September 30, 1997 proved reserves of 52.5 billion cubic of gas by 13.0 billion cubic feet of gas by October 1, 1998 to avoid an acceleration of the maturity of all of the debt to that date. Acquisition of the additional reserves is dependent on the results of drilling of the Opon No. 14 well and additional work to be performed on the Opon No. 6 well, if any. As more fully described above under Risks of Oil and Gas Exploration, there can be no assurances that the additional work will discover the reserves necessary to prevent the debts from being accelerated. The Company does not have the resources to repay the indebtedness when it is due. Over the past five years, Lonrho Plc has demonstrated a willingness to extend the repayment terms of the Company's debts. However, there can be no assurances that Lonrho Plc will continue to extend the maturity of the Company's debts in the future. See Limited Capital and Change of Control and Financial Support Shareholder, below.

       Limited Capital. At December 31, 1997, the Company had a deficiency in net assets of $96.4 million. The Company's principal asset, its investment in the Opon project, will require additional capital for further exploration works (additional exploratory wells and the related surface facilities to put newly discovered hydrocarbons into production) if the associate parties elect to proceed beyond the works currently in progress. The Opon project commenced production in December 1997. However, net revenue from the sale of the first 80 million cubic feet of natural gas per day and associated condensate (estimated to be approximately 60% to 80% of the Company's net revenue) is pledged to repayment of amounts advanced by the operator under a Funding Agreement. Cash from operations after Funding Agreement repayments will not be sufficient to fund Colombian operating costs and capital expenditures, and U.S. overhead, during fiscal 1998. The Company has been unable to secure financing from sources other than its principal shareholder. Management believes successful completion of the Opon No. 14 well is critical to obtaining third party financing. See Highly Leveraged, above, and Change of Control and Financial Support Shareholder, below.

       Change of Control and Financial Support of Shareholder. In a Schedule 13D amendment filed October 15, 1997 by Lonrho Plc and its affiliates, the filing parties said that Lonrho Plc had retained Morgan Stanley & Co. Incorporated to assess and implement strategic alternatives with respect to Lonrho's direct and indirect investment in the Company. Lonrho Plc said such strategic alternatives could include, without limitation, a possible recapitalization of the Company or a sale or business combination involving the Company or Lonrho's direct and indirect equity interest in the Company (including the sale or assumption of the debt obligations of the Company to affiliates of Lonrho). Recently, in its annual report, Lonrho stated that it intends to sell its investment in the Company. The Company has relied upon Lonrho to provide funds for capital investment and operations when such funds have not been available from third parties, and at December 31, 1997, was indebted to Lonrho in the amount of $106.5 million. If and when Lonrho sells its investment in the Company, the Company will need to find another source of financing, from outside sources or a new controlling shareholder. The Company cannot predict the effect that a sale of Lonrho's interest to a third party will have on the Company's ability to secure financing. See Highly Leveraged and Limited Capital, above.

       Limited Revenues and Losses From Operations. The Opon Project commenced production in December 1997. The Company reported its first operating revenue of $0.1 million for the quarter ended December 31, 1997. This is the only operating revenue the Company has had since it sold its domestic operations in 1992. The Company experienced losses of $12,388,000, $12,657,000 and $11,906,000 for the years ended September
       30, 1997, 1996 and 1995, respectively. The Company anticipates continued losses through fiscal 1998. See Results of Operations.

       Continuation Of American Stock Exchange Listing. Because of continuing losses and decreases in shareholders' equity, the Company does not fully meet all of the guidelines of the American Stock Exchange for continued listing of its shares. For additional information, see Item 5, Market For Registrant's Equity and Related Shareholder Matters in the Company's 1997 Annual Report on Form 10-K. Management has kept the Exchange fully informed regarding the Company's present status and future plans. Although the Company does not or may not meet all of the guidelines, to date, the American Stock Exchange has chosen to allow the Company's shares to remain listed. However, no assurances can be given that the Company's shares will remain listed on the Exchange in the future. If the Company's shares are delisted from the Exchange, there may be significantly reduced liquidity and a concomitant decrease in stock price.

       Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                        Part II

       Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index below.

       (b) One report on Form 8-K was filed during the quarter ended December 31, 1997:

            1) Form 8-K filed November 7, 1997 to report the commencement of drilling of the Opon No. 14 well.


                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HONDO OIL & GAS COMPANY
                                             (Registrant)

       Date: February 16, 1998               /s/ Stanton J. Urquhart
             -----------------               -----------------------
                                             Stanton J. Urquhart
                                             Vice President and Controller

       The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.


                                     EXHIBIT INDEX

       Exhibit
       Number            Subject
       -------           --------------------------------------------

       10.1 Stock Purchase Agreement dated December 23, 1997 between Phillips Petroleum Company and the Company, excluding exhibits.

       27                Financial Data Schedule