Form 10-Q/A
period 1997-12-31
HONDO OIL & GAS CO
filed 1998-03-23
CIK 76696

                                FORM 10-Q/A

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


  The registrant has one class of common stock outstanding. As of March 20, 1998, 13,798,424 shares of registrant's $1 par value common stock were outstanding.













                                     1




       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL DISCUSSION


       Introduction
       ------------
       Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate were shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. In accordance with the terms of the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol") declared a portion of the area commercial in May 1996. A pipeline and related wellsite facilities to deliver natural gas and condensate to a market are complete, and production began in December 1997. Deliveries of natural gas to a power plant located at the Opon Contract area also began in December 1997. During 1997, the Opon No. 6 well encountered mechanical problems during completion operations and was temporarily suspended to evaluate information and develop plans for further operations on the well, including workover of the well.* The associate parties have recently decided to commence production of the Opon No. 6 well without performing further work. Drilling of the Opon No. 14 well began in October 1997 and has been completed. If no problems are encountered, the Opon No. 14 well should be tested in the Spring of 1998.* The Company will require additional financing to continue development of the Opon project.


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


       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           2




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

       The Opon Contract provides that the Opon Contract area will be reduced after the end of the exploration period, or September 30, 1995. The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,827 acres). The second acreage relinquishment was due on September 30, 1997. By agreement with Ecopetrol, the second relinquishment has been postponed until September 30, 1998. As consideration, the associate parties agreed to perform, for the full Opon Contract area, surface geological studies and petrochemical analysis, and to undertake a study to determine the economic and technical viability of putting the shallow oil producing wells in the Opon Contract area into production. On September 30, 1999, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.*

       The Opon No. 6 well commenced drilling in October 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the current commercial area. The well is presently estimated to cost $30.6 million, of which Hondo Magdalena's share is 30.9%.* After the drilling was completed, several mechanical problems in the completion and testing of the Opon No. 6 well occurred. After there was a failure of a portion of the guns during the initial completion attempt in April 1997, a second set of perforating guns were fired. Cleanup and testing on the second set of perforations commenced in May 1997 and, while all the guns fired, the well has not flowed as anticipated. The associate parties recently decided to connect the well in its present condition and commence production in hopes debris from past mechanical

       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           3




       problems will be evacuated. Further workover alternatives will be evaluated after a production history has been accumulated.*

       The associate parties are attempting to negotiate a settlement of claims against suppliers of services and equipment related to the problems encountered during completion operations on the Opon No. 6 well, but no settlement has been reached. The claims relate to the failure of perforating guns, problems with the installation of the production tubing and failure of a downhole safety valve provided by Colombian branches of U.S. and multinational oil service companies. The claims are based upon contract and purchase order terms providing for warranties, adequate supervision of assembly of components and other work, equipment to be in good working order, and work to be performed in a workmanlike manner. The disputed charges aggregate approximately $1.5 million (net to the Company's interest in the costs of the well). Consequential losses, depending on how measured, make the claims larger. If a settlement is not reached, the next step will be either non-binding mediation or arbitration.* No prediction of the outcome of these matters can be made at this time.

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

       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           4




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

       The associate parties have submitted invoices to Ecopetrol under the gas sales agreement for payments under the take-or-pay clause, which provides that Ecopetrol will pay 200% of the gas price for the Company's share of 100 million cubic feet per day if the gas pipeline is completed and ready and the El Centro gas plant improvements have not been completed. The associate parties believe the pipeline was complete on June 25, 1997, and submitted invoices accordingly. Ecopetrol has indicated that it will not pay these invoices. The Company has not
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           5




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

       Hondo Magdalena, on behalf of itself and ODC, has conducted audits of the joint account with Amoco Colombia for 1994, 1995, and 1996. Attempts to resolve the audit exceptions for 1994 and 1995 have been ineffective. In March 1998, the Company submitted audit exceptions of $1.9 million (gross charges to the joint account) to arbitration. The report for the 1996 audit was submitted to Amoco Colombia in March 1998. The Company has not accrued in its financial statements any potential recoveries which may arise from these audits.


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

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $30.0 million between December 31, 1996 and December 31, 1997. Interest

       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           6




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

       The Company has had an obligation to Phillips Petroleum arising from a 1992 decision to plug and abandon certain California offshore wells in which the Company owns a working interest. In December 1997, the Company entered into an agreement to settle the $1.1 million obligation (included in accounts payable on the balance sheet) by issuing 178,848 shares of common stock valued at a price of $6.91 per share (the average closing price for the ten days prior to filing of the registration statement). In addition, the agreement granted a warrant to purchase 29,808 additional shares from the Company at a price of $1.00 per share if the price of the Company's common stock is below $5.415 per share for 20 consecutive business days. A registration statement on Form S-3 was filed on January 7, 1998, but is not effective and closing will not occur, nor will the shares and warrants be issued, until the registration statement has become effective. Phillips has the right to terminate the agreement if the registration statement has not been declared effective before March 31, 1998.

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

       In July 1997, the Company and Thamesedge, Ltd. agreed to amend and restate the June 1996 Revolving Credit Agreement. Under the Amended and Restated Revolving Credit Agreement dated as of July 2, 1997, Thamesedge agreed to make additional advances of $7.0 million to the Company, making the total amount of the loan $20.5 million. The interest rate remains 13%, due semi-annually; as provided in other debts to Thamesedge and described above, the Company may make interest payments in shares of its common stock. The loan now matures January 1, 1999. As additional consideration for the loan, the Company agreed to give Lonrho an option to convert $7.0 million of existing debt with an interest rate of 6% into the Company's shares at $7.70 per share (110% of the closing price on July 1, 1997). The option to convert was approved by the Company's
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           7




       shareholders at its annual meeting in March 1998. As of December 31, 1997, $17.7 million of this facility has been drawn.

       In August 1997, Thamesedge Ltd. assigned all of its interest in the Company's indebtedness to London Australian & General Property Company Limited ("LAGP"), a subsidiary of Lonrho Plc. In December 1997, the Company restructured the terms of certain debt to LAGP, and obtained an additional funding commitment of $7.0 million for fiscal 1998. Also in December 1997, Lonrho Plc committed to provide $3.2 million to the Company for payment of a contingent liability arising from the 1993 sale of the Company's Fletcher refinery, should the contingency become payable. The Company extended all of the above described indebtedness due on January 1, 1998 to January 15, 1999 and amended the notes by adding a cross-default provision and a new event of default. The new event of default requires the Company to furnish to LAGP by October 1, 1998 a reserve report that shows a minimum of 13 billion cubic feet of gas increase over the 1997 proved reserve figure. In the event of a default under this new provision, LAGP has the right to declare all the loans in default and demand payment. Based on advice of the Company's engineering consultants given at the time the loan amendments were executed, management believes the results of drilling the Opon No. 14 well will be sufficient to meet this requirement.* However, please refer to Risks of Oil and Gas Exploration in the Cautionary Statements below. The new $7.0 million commitment from Lonrho Plc for fiscal 1998 will be added to the July 1997 Amended and Restated Revolving Credit Agreement under the same terms and conditions as the existing agreement explained above and is currently being drafted and negotiated with execution anticipated in March 1998.* The Company presently owes Lonrho Plc $106.5 million, of which $99.8 million is due January 15, 1999.

       In May 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") to finance costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads.
       The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production and sales, along with an equity premium computed on a 22% annualized interest rate. The equity premium is computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production and sales until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production and sales, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas per day and corresponding condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement. The associate parties have agreed that the date of first production is January 13, 1998. The Company does not presently have commitments or funds to repay the Funding Agreement within either the 90 or 365 day option periods.* If the Company does not secure financing to repay the Funding Agreement prior to 365 days after the date of first production and sales, it will incur the 100% penalty and will pay the increased amount out of production, as described above.*
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           8





       Based upon the Company's budget and current information, management believes existing cash, available facilities, Lonrho commitments, net proceeds from the sale of Opon gas (from production greater than the pledged first 80 million cubic feet of natural gas per day and associated liquids) and the Funding Agreement will be sufficient to finance the Company's known obligations (the pipeline and related facilities, estimated completion expenses of the Opon No. 6 well, estimated drilling and completion expenses of the Opon No. 14 well, overhead obligations unrelated to capital projects and other business activities), estimated to be $16.8 million, during fiscal 1998.* However, management believes the Company will need additional cash to participate in the drilling of additional wells in Colombia and/or to participate in other capital projects, that are not now budgeted or committed.* If the Company becomes obligated for the drilling of an additional well, the Company has the option to not participate in the drilling of wells under the sole risk provisions of the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC. These provisions provide for penalties of 200% to 1000% (depending on the nature of the well) of the costs attributable to the Company. These sole risk provisions do not apply to other capital projects if the projects are approved in accordance with the operating agreement. In management's view, use of this sole risk election would be a last resort to preserve the Company's existing interest in the Opon Contract area because of the substantial penalties that would be incurred by not participating.

       Cash flow from operations which commenced in December 1997 is not expected to be a significant source of free funds since pursuant to the Funding Agreement, Amoco receives the proceeds from the first 80 million cubic feet of gas per day and associated liquids.* Any additional free cash flow (as defined in the Company's loan agreements with Lonrho Plc) is committed to existing loan obligations. Management is reviewing several options for raising funds including sale of the Company's 15.4% interest in the pipeline.* Any proceeds realized from a sale of the pipeline must be applied first to repayment of the Funding Agreement. Management continues to pursue discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations for the Opon project but has received no commitments.* Additional deliverability from current drilling projects and adequate production capability through the pipeline infrastructure are important factors in obtaining third party financing.* In the interim, the Company must continue to rely on the financial support of Lonrho.* Recently, in its annual report, Lonrho stated that it intends to sell its investment in the Company. The Company has relied upon Lonrho to provide funds for capital investment and operations when such funds have not been available from third parties. If and when Lonrho sells its investment in the Company, the Company will need to find another source of financing, from outside sources or a new controlling shareholder.
       The Company cannot predict the effect that a sale of Lonrho's interest to a third party will have on the Company's ability to secure financing. While the Company will continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.* Furthermore, the success of the Opon No. 14 well is critical to obtaining third party financing (either debt or equity) and for the decision by the associate parties to continue the development of the Opon project.*
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.
                                           9




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

       Date: March 23, 1998                  /s/ Stanton J. Urquhart
             -----------------               -----------------------
                                             Stanton J. Urquhart
                                             Vice President and Controller

       The above officer of the registrant has signed this report as its duly authorized representative and as its chief accounting officer.