Form 10-Q
period 1998-03-31
HONDO OIL & GAS CO
filed 1998-05-20
CIK 76696

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


      (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 1998

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


  The registrant has one class of common stock outstanding. As of May 18, 1998, 13,798,424 shares of registrant's $1 par value common stock were outstanding.

                          HONDO OIL & GAS COMPANY

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  FOR THE SIX MONTHS ENDED MARCH 31, 1998





                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION


  Item 1  Financial Statements:

          Consolidated Balance Sheets as of
           March 31, 1998 and September 30, 1997                          3

          Consolidated Statements of Operations for the three
            months ended March 31, 1998 and 1997                          4

          Consolidated Statements of Operations for the six
            months ended March 31, 1998 and 1997                          5

          Consolidated Statements of Cash Flows for the six
            months ended March 31, 1998 and 1997                          6


          Notes to Consolidated Financial Statements                      7


  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15


PART II - OTHER INFORMATION

  Item 4  Submission of Matters to a Vote of Security Holders            30

  Item 6  Exhibits and Reports on Form 8-K                               30


SIGNATURES                                                               31

                                   PART I

Item 1  FINANCIAL STATEMENTS

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                                 March 31,    September 30,
                                                   1998           1997
                                               -------------  -------------
ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                            $717         $1,019
  Accounts receivable                                 1,435            296
  Prepaid expenses and other                            127              1
                                               -------------  -------------
    Total current assets                              2,279          1,316

Properties, net (Notes 1 and 3)                      40,728         40,612
Net assets of discontinued operations (Note 8)        2,280          2,137
Other assets                                          1,569            865
                                               -------------  -------------
                                                    $46,856        $44,930
                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                   $7,751         $3,464
  Accrued expenses and other, including $3,868
    in 1998 due to a related party (Note 4)           9,866          3,421
  Current portion of long-term debt, including
    $101,217 in 1998 due to a related               101,497            265
    party (Notes 1 and  5)
  Funding agreement (Notes 1 and 6)                  25,843             --
                                               -------------  -------------
    Total current liabilities                       144,957          7,150

Long-term debt, including $7,433 and $99,943,
  respectively, due to a related party
  (Notes 1 and 5)                                    10,113        102,903
Funding agreement (Notes 1 and 6)                        --         22,788
Other liabilities, including $3,407 in 1997
  due to a related party (Note 7)                        --          5,262
                                               -------------  -------------
                                                    155,070        138,103

Contingencies (Notes 1 and 8)

Shareholders' equity (deficit):
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,798,424 and 13,788,424, respectively          13,798         13,788
  Additional paid-in capital                         53,737         53,675
  Accumulated deficit                              (175,749)      (160,636)
                                               -------------  -------------
                                                   (108,214)       (93,173)
                                               -------------  -------------
                                                    $46,856        $44,930
                                               =============  =============

The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                For the three months ended
                                                        March 31,
                                               ----------------------------

                                                   1998           1997
                                               -------------  -------------

REVENUES
Sales and operating revenue                          $1,721             $1
Other income                                              4              4
                                               -------------  -------------
                                                      1,725              5
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                         334            390
Depreciation, depletion, and amortization               559             57
Overhead, Colombian operations                          501            511
General and administrative                              769            598
Costs of exploration and dry holes                    8,452              2
Interest on indebtedness including $1,947
  and $1,450, respectively, to a
  related party                                       3,010          1,456
                                               -------------  -------------
                                                     13,625          3,014
                                               -------------  -------------
Loss from continuing operations
  before income tax expense                         (11,900)        (3,009)
Income tax expense                                       --             --
                                               -------------  -------------
Loss from continuing operations                     (11,900)        (3,009)

Loss from discontinued operations (Note 8)               --             --
                                               -------------  -------------
Net Loss                                           $(11,900)       $(3,009)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.87)        $(0.22)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(0.87)        $(0.22)
                                               =============  =============

Weighted average common shares outstanding       13,798,424     13,781,194












The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                 For the six months ended
                                                        March 31,
                                               ----------------------------

                                                   1998           1997
                                               -------------  -------------

REVENUES
Sales and operating revenue                          $1,864             $1
Other income                                              8             19
                                               -------------  -------------
                                                      1,872             20
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                         650            335
Depreciation, depletion, and amortization               655            115
Overhead, Colombian operations                          976          1,127
General and administrative                            1,233            996
Costs of exploration and dry holes                    8,482             13
Interest on indebtedness including $3,868
  and $2,823, respectively, to a
  related party                                       4,989          2,878
                                               -------------  -------------
                                                     16,985          5,464
                                               -------------  -------------
Loss from continuing operations
  before income tax expense                         (15,113)        (5,444)
Income tax expense (benefit)                             --             (2)
                                               -------------  -------------
Loss from continuing operations                     (15,113)        (5,442)

Loss from discontinued operations (Note 8)               --             --
                                               -------------  -------------
Net Loss                                           $(15,113)       $(5,442)
                                               =============  =============

Loss per share:
  Continuing operations                              $(1.10)        $(0.40)
  Discontinued operations                                --             --
                                               -------------  -------------
  Net loss per share                                 $(1.10)        $(0.40)
                                               =============  =============

Weighted average common shares outstanding       13,793,424     13,779,527












The accompanying notes are an integral part of these financial statements.

                                  HONDO OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (In Thousands)


                                                                For the six months ended
                                                                       March 31,
                                                              ----------------------------
                                                                  1998           1997
                                                              -------------  -------------
Cash flows from operating activities:
  Pretax loss from continuing operations                          $(15,113)       $(5,444)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Cost of dry holes                                                7,953             --
    Depreciation, depletion and amortization                           655            115
    Capitalized interest                                              (677)          (300)
    Accrued interest added to long-term debt                         3,407          2,429
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                         (1,139)            17
        Prepaid expenses and other                                    (126)           (43)
        Other assets                                                  (753)          (359)
      Increase (decrease) in:
        Accounts payable                                               236            160
        Accrued expenses and other                                   6,445          2,187
        Funding agreement                                            2,248            936
        Other liabilities                                           (5,190)        (1,637)
                                                              -------------  -------------
      Net cash used by continuing operations                        (2,054)        (1,939)
      Net cash used by discontinued operations                        (143)          (207)
      Income taxes (paid) received                                      --              2
                                                              -------------  -------------
      Net cash used by operating activities                         (2,197)        (2,144)
                                                              -------------  -------------
Cash flows from investing activities:
  Sale of assets                                                         2             --
  Capital expenditures                                              (3,142)        (4,994)
                                                              -------------  -------------
      Net cash used by investing activities                         (3,140)        (4,994)
                                                              -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                 5,300          7,200
  Principal payments on long-term debt                                (265)          (250)
                                                              -------------  -------------
      Net cash provided by financing activities                      5,035          6,950
                                                              -------------  -------------

Net increase (decrease) in cash and cash equivalents                  (302)          (188)

Cash and cash equivalents at the beginning of the period             1,019            374
                                                              -------------  -------------
Cash and cash equivalents at the end of the period                    $717           $186
                                                              =============  =============

        Refer to Notes 3, 5 and 6 for descriptions of non-cash transactions.



The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

                     (All Dollar Amounts in Thousands)


1)  Going Concern
    -------------

    The accompanying consolidated financial statements have been prepared on the basis that the Company is a going-concern. During the quarter ended March 31, 1998, the Company encountered two important events whose consequences may lead to the Company no longer being a going-concern:

    - The Company's fourth well drilled at the Opon project, the Opon No. 14 well, was unsuccessful and did not discover significant quantities of hydrocarbons.
    - The Company began producing its two successful wells in December 1997. Since production began, greater than expected decreases in the flowing pressure of both wells have occurred.

    The associate parties to the Opon Contract have commenced a new analysis of the Opon structure, reservoir, and reserves. Initially, the analysis will focus on the drop in pressure and production of the producing wells and should be completed by early June. The analysis of the entire Opon Contract area should be completed by the end of July.

    As more fully described in Note 5, the Company's debts to Lonrho Plc include an event of default which is triggered if the Company does not increase its reserves by October 1, 1998. The failure of the Opon No. 14 well to find additional reserves makes it unlikely the Company will be able to avoid the event of default on October 1, 1998. The failure of the Opon No. 14 well makes it unlikely that the Company will be able to obtain third-party financing of its obligations under the Funding Agreement (see Note 6). It is reasonably possible that the Company will incur the Funding Agreement's 100% penalty in January 1999. If incurred, management estimates the penalty would be a minimum of $18,246 (the current principal balance) and would be charged to income. The declines in pressure and production from the Opon No. 3 and No. 4 wells cause uncertainty as to whether the Company's reported proved reserves are accurate. If the results of the analysis described above lead to the conclusion that the Company's proved reserve estimates need to be revised downward, it is likely the Company will incur additional charges to income as it writes down its assets. The magnitude of such write-downs cannot presently be estimated.

    As more fully described under the caption Liquidity and Capital Resources in
    Item 2, the Company has made arrangements with its two primary creditors, Lonrho Plc and Amoco Colombia, to prevent actions on their part which could lead to the Company's bankruptcy or impairment of its rights under the Opon Association Contract until at least October 15, 1998. This should allow the Company to continue as a going concern until the value of the Opon project has been determined and acted upon. Under the circumstances, there can be no assurances if, or how long, the Company will remain a going concern.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

                     (All Dollar Amounts in Thousands)


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

    (c) Use of Estimates
        ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                     8

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

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


3)  Properties
    ----------

    Properties, at cost, consist of the following:
                                                 March 31,    September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)
    Oil and gas properties - Colombia:
      Proved                                        $12,019        $11,923
      Accumulated depletion, depreciation
        and amortization                               (285)            --
                                               -------------  -------------
                                                     11,734         11,923
                                               -------------  -------------
    Other properties - Colombia:
      Wellsite facilities                             4,671          4,689
      Pipelines                                      12,891         12,061
      Accumulated depreciation                         (302)            --
      Drilling in progress                           11,637         11,821
                                               -------------  -------------
                                                     28,897         28,571
                                               -------------  -------------
    Other properties - domestic
      Other fixed assets                                309            323
      Accumulated depreciation                         (212)          (205)
                                               -------------  -------------

                                                    $40,728        $40,612
                                               =============  =============

    The balances of wellsite facilities and pipelines include non-cash increases of $184 and $4,042 for the six months ended March 31, 1998 and 1997, respectively, which were charged to the Funding Agreement (Note 6). Additions to drilling in progress of $5,800 and $929 for the six months ended March 31, 1998 and 1997, respectively, were unpaid and are reflected in the balance of accounts payable.
                                     9

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

                     (All Dollar Amounts in Thousands)


4)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:

                                                 March 31,    September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)

    Refining and marketing costs (Note 8)            $3,197         $3,198
    Interest payable to Lonrho Plc (Note 5)           3,868             --
    City of Long Beach                                1,642             --
    Accrued dry hole costs                              500             --
    Unearned tariff revenue                             377             --
    Other                                               282            223
                                               -------------  -------------
                                                     $9,866         $3,421
                                               =============  =============


5)  Long-Term Debt
    --------------

    Long-term debt consists of the following:
                                                 March 31,    September 30,
                                                   1998           1997
                                               -------------  -------------
    Notes payable to Lonrho Plc (a),(b):        (Unaudited)
      Note A (c)                                     $3,585         $3,479
      Note B (c)                                      4,673          4,535
      Note C (a),(d)                                 39,734         38,577
      Note D (d)                                     34,137         33,126
      Note E (e)                                      5,455          5,294
      Note F (f)                                     21,066         14,932
    Pollution Control Revenue Bonds (g)               1,960          2,225
    Industrial Development Revenue Bonds (g)          1,000          1,000
                                               -------------  -------------
                                                    111,610        103,168
    Less current maturities                        (101,497)          (265)
                                               -------------  -------------

                                                    $10,113       $102,903
                                               =============  =============

    Maturities are as follows for the years ending March 31:
    1999                                           $101,497
    2000                                              1,947
    2001                                              1,967
    2002                                              1,987
    2003                                              2,007
    Thereafter                                        2,205
                                               -------------
                                                   $111,610
                                               =============


                                    10

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt (continued)
    --------------------------

    (a) As consideration for extensions and certain other financial undertakings received from Lonrho in 1996, the Company granted to Lonrho a security interest in all of the shares of Hondo Magdalena on May 13, 1997. In 1997, as consideration for extension of the term of Note F and the granting of $7,000 additional credit thereunder, the Company gave Lonrho an option to convert $7,000 of Note C into the Company's common stock at a rate of $7.70 per share. The debt is convertible at Lonrho's option at any time prior to maturity. The option to convert the debt into common stock given in 1997 was approved at the Company's 1998 annual meeting.

    (b) The following terms apply to Notes A through F:
        (1) Interest is payable semiannually on October 1 and April 1 at a rate of 6% (except Note F which is 13%).
        (2) If management determines sufficient cash is not available to pay interest, management may offer to issue the Company's unregistered stock valued at the American Stock Exchange closing price on the interest due date as payment in kind. Lonrho may choose to either add the accrued interest to the balance of the debt outstanding or accept the payment in kind. The Company has an obligation to register any shares issued in connection with the above if so requested by Lonrho.
        (3) Accrued interest of $3,868, $3,407, $2,823 and $2,411 has been added to the outstanding debt as of April 1, 1998, October 1, 1997, April 1, 1997, and October 1, 1996, respectively. Accrued interest has not been paid by the issuance of common stock since fiscal 1996.
        (4) As consideration for past deferrals of interest and principal payments due under the terms of the first four notes, the Company granted Lonrho Plc a 5% share of the Company's net profits, as defined, under the Opon Contract. Following repayment of these notes, Lonrho's entitlement will be reduced by half.
        (5) If the Company does not furnish to Lonrho by October 1, 1998 a report that shows an increase in proved gas reserves of 13,000,000 mcf, then Lonrho has the right to declare Notes A through F in default and demand payment.

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

    (d) Notes C and D are secured by the Company's Valley Gateway real estate. Notes C and D are due January 15, 1999.

    (e) In October 1994, the Company received $4,800, net of withholding taxes, from Amoco Colombia under the terms of a Farmout Agreement. Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of Note D and the related interest expense. At the same time, Lonrho Plc made available $5,000 in the form of a new facility loan to be drawn as needed by the Company. The Company drew $3,175 of this facility loan during 1995 and the remaining $1,825 during 1996. Note E is due January 15, 1999.

                                    11

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt (continued)
    --------------------------

    (f) In June 1996, Lonrho Plc agreed to provide the Company a facility loan of $13,500 at a rate of 13%, payable semiannually. In July 1997, the loan was amended to extend the maturity date to January 1, 1999 and revise the amount available to $20,500. In December 1997, the loan was again amended to revise the amount available to $27,500. The loan is secured by free cash flow, as defined, from Hondo Magdalena's operations. The Company drew $14,600 during fiscal 1997 and has drawn $5,300 during the six months ended March 31, 1998.

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

    Cash interest expense, all of which arises from discontinued operations, was $105 and $113 for the six months ended March 31, 1998 and 1997, respectively.


6)  Funding Agreement
    -----------------

    In May 1995, the Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), Amoco Colombia Petroleum Company ("Amoco Colombia"), and Opon Development Company entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") to finance costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production and sales, along with an equity premium computed using a 22% annualized interest rate. The equity premium will be computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be recouped from Ecopetrol after commerciality). Alternatively, from the date of first production and sales until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. If the financed amounts are not repaid within 365 days after the date of first production and sales, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues.
                                    12

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

                     (All Dollar Amounts in Thousands)


6)  Funding Agreement (continued)
    -----------------------------

    The associate parties have agreed that the date of first production for purposes of this agreement is January 30, 1998. Hondo Magdalena was not able to avail itself of the 125% option. Subsequent to the end of the 365-day option period, Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas and related condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

    The balance of the Funding Agreement consists of the following:

                                                 March 31,    September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)

    Outstanding principal                           $18,246        $17,566
    Equity premiums                                   7,597          5,222
                                               -------------  -------------
                                                    $25,843        $22,788
                                               =============  =============

    The Company has accrued equity premiums computed in accordance with the 22% annualized interest rate option. Equity premiums related to the financed pipeline and wellsite facilities costs were capitalized until the commencement of production (December 1997), including $624 and $1,174 for the six months ended March 31, 1998 and 1997, respectively. The remainder of the equity premiums accrued, relating to the financed geological and geophysical work, overheads, and pipeline and wellsite costs subsequent to the commencement of production, have been expensed.


7)  Other Liabilities
    -----------------

    Other liabilities consist of the following:
                                                 March 31,    September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)

    Interest payable to Lonrho Plc (Note 5)             $--         $3,407
    City of Long Beach                                   --          1,594
    Other                                                --            261
                                               -------------  -------------
                                                        $--         $5,262
                                               =============  =============

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

                     (All Dollar Amounts in Thousands)


8)  Discontinued Operations
    -----------------------

    In 1991, the Company adopted plans of disposal for its refining and marketing and real estate segments. In September 1993, the Company executed an agreement for the sale of its Fletcher refinery and its asphalt terminal in Hilo, Hawaii. These assets represented the material portion of the Company's refining and marketing segment.

    Operating losses of discontinued operations for the quarters ended March 31, 1998 and 1997 were $70 and $79, respectively. Corresponding amounts for the six months ended March 31, 1998 and 1997 were $143 and $191, respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the six months ended March 31, 1998 and 1997.

    The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the six months ended March 31, 1998 are as follows:

    Balance as of September 30, 1997                 $2,137
      Valuation provisions established                   --
      Valuation provisions used                         143
                                               -------------
    Balance at March 31, 1998 (Unaudited)            $2,280
                                               =============

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $49 and $62 for the quarters ended March 31, 1998 and 1997, respectively. Comparable amounts for the six-month periods were $99 and $125, respectively.

    In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. Fletcher notified the Company in July 1994 that an audit for California Motor Vehicle Fuels Tax was underway and a preliminary review by then Fletcher employees indicated that a significant liability might exist. The Company retained a consultant to evaluate the contingent liability. In September 1994, the Company accrued $1,400 as a result of the consultant's evaluation. An additional $650 was accrued in September 1995, primarily because of increases in the estimated amounts of penalties and interest which could be due. The State of California issued a preliminary report in June 1996 which concluded taxes and penalties of $10,820 were due as a result of the audit. The State of California issued a Notice of Determination in July 1997 reducing the taxes and penalties due to $5,740. Assessed amounts are subject to a process of appeal and further adjustment, which remedies are still being pursued. The buyer notified the Company that it claims indemnity in this matter and in January 1997 filed suit in Superior Court, Los Angeles, California for a declaratory judgment enforcing the indemnity and for other relief. The trial is scheduled to commence on August 26, 1998. The Company accrued an additional $1,200 in September 1997. The Company has accrued its best estimate of the ultimate liability and believes this is sufficient to provide for the amount that will ultimately be paid based on the information available.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL DISCUSSION


       Introduction
       ------------
       Hondo Oil & Gas Company is an independent oil and gas company focusing on international oil and gas exploration and development. The Company's principal asset is its interest in the Opon Association Contract (the "Opon Contract"), an exploration concession for an area in the Middle Magdalena Valley of Colombia, South America. Significant reserves of natural gas and condensate were shown to exist in the Opon Contract area by two discovery wells drilled during 1994 and 1995. In accordance with the terms of the Opon Contract, Empresa Colombiana de Petroleos ("Ecopetrol") declared a portion of the area commercial in May 1996. A pipeline and related wellsite facilities to deliver natural gas and condensate to a market are complete, and production began in December 1997. Deliveries of natural gas to a power plant located at the Opon Contract area also began in December 1997, but were suspended at the end of March 1998 due to unanticipated drops in pressure and corresponding production from the Opon No. 3 and No. 4 wells. The Company continues to supply gas and liquids to Ecopetrol at production levels less than required under the contracts. The Company is not incurring any penalties under the contracts. During 1997, the Opon No. 6 well encountered mechanical problems during completion operations and was temporarily suspended to evaluate information and develop plans for further operations on the well.* The associate parties have deferred commencing production of the Opon No. 6 well until they have completed a review and analysis of the reservoir and reserves. Drilling of the Opon No. 14 well began in October 1997 and has been completed and tested.
       The Opon No. 14 well did not produce any hydrocarbons and has been temporarily suspended. The Company will require additional financing to continue development of the Opon project.*


       Opon Exploration
       ----------------
       Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), a wholly-owned subsidiary, became involved in the Opon Contract through a farmout agreement with Opon Development Company ("ODC") in 1991. In August 1993, Hondo Magdalena and ODC entered into a Farmout Agreement under which Amoco Colombia Petroleum Company ("Amoco Colombia") earned a 60% participating interest in the Opon Contract. To earn the interest, Amoco Colombia paid $3.0 million in cash in 1993 and paid all of the costs related to drilling the Opon No. 3 well in 1994. In addition, Amoco Colombia paid Hondo Magdalena $5.0 million in October 1994 and paid all but $2.0 million of Hondo Magdalena's costs for drilling the Opon No. 4 well in 1995.

       The Opon No. 3 well, completed in September 1994, was drilled to a depth of 12,710 feet at a total cost of approximately $30.0 million. The well tested at a daily rate of 45 million cubic feet of natural gas and 2,000 barrels of condensate. Downhole restrictions prevented the well from testing at higher rates. The Opon No. 4 well, completed in September 1995, was drilled to a depth of 11,500 feet at a total cost of
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

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

       The Opon Contract provides that the Opon Contract area will be reduced after the end of the exploration period, or September 30, 1995. The first acreage relinquishment of 50% was completed during 1996. The Opon Contract area now covers 25,021.5 hectares (61,827 acres). The second acreage relinquishment was due on September 30, 1997. By agreement with Ecopetrol, the second relinquishment has been postponed until September 30, 1998. As consideration, the associate parties agreed to perform, for the full Opon Contract area, surface geological studies and petrochemical analysis, and to undertake a study to determine the economic and technical viability of putting the shallow oil producing wells in the Opon Contract area into production. On September 30, 1999, the Opon Contract area will be reduced to the area of the commercial field that is in production or development, plus a reserve zone of five kilometers in width around the productive limit of such field. The commercial field plus the zone surrounding such field will become the area of exploitation. The associate parties designate the acreage to be released. Additional wells will be required to enlarge the commercial area and to increase the size of the area of exploitation.*

       The Opon No. 6 well commenced drilling in October 1996. This well is slightly more than 1 kilometer north of the Opon No. 3 well and is outside the current commercial area. The well is presently estimated to cost $30.6 million, of which Hondo Magdalena's share is 30.9%.* After the drilling was completed, several mechanical problems in the completion and testing of the Opon No. 6 well occurred. After there was a failure of a portion of the guns during the initial completion attempt
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       in April 1997, a second set of perforating guns were fired. Cleanup and testing on the second set of perforations commenced in May 1997 and, while all the guns fired, the well has not flowed as anticipated. The associate parties recently decided to connect the well in its present condition and commence production in hopes debris from past mechanical problems will be evacuated. However, this decision has been suspended and is under review pending completion of the analysis of the unexpected drops in pressure and production from the Opon No. 3 and No. 4 wells. Further workover alternatives will be evaluated after a production history has been accumulated.*

       The associate parties are attempting to negotiate a settlement of claims against suppliers of services and equipment related to the problems encountered during completion operations on the Opon No. 6 well, but no settlement has been reached. The claims relate to the failure of perforating guns, problems with the installation of the production tubing and failure of a downhole safety valve provided by Colombian branches of U.S. and multinational oil service companies. The claims are based upon contract and purchase order terms providing for warranties, adequate supervision of assembly of components and other work, equipment to be in good working order, and work to be performed in a workmanlike manner. The disputed charges aggregate approximately $4.9 million, of which Hondo Magdalena's share is approximately $1.5 million. Consequential losses, depending on how measured, could make the claims larger. If a settlement is not reached, the next step will be either non-binding mediation or arbitration.* No prediction of the outcome of these matters can be made at this time.

       The Opon No. 14 well, approximately 4 kilometers south of the Opon No. 4 well, commenced drilling in October 1997. The total cost of the well is estimated to be $26.3 million, of which Hondo Magdalena will bear 30.9%.* The well was planned and intended to confirm the existence of the La Paz gas and condensate reservoir in the south of the Opon Contract area.* The well has been drilled to a depth of 12,200 feet. The associate parties have completed testing of both the La Paz formation and the deeper Lisama formation. The results were unsuccessful and the well did not flow any significant hydrocarbons and has been plugged and temporarily suspended in such a manner that it may be re-entered in the future. The adverse results of the Opon No. 14 well have caused Amoco Colombia and the other associate parties to commence a new analysis of the Opon structure, reservoir, and reserves. The initial part of the analysis will focus on the drop in pressure and production of the producing wells and should be completed in early June.* The analysis of the entire Opon Contract Area should be completed by the end of July.* In the interim, the associate parties have released the Parker 216 drilling rig and have not budgeted any additional wells.*

       In July 1995, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol agreed to construct a pipeline and wellhead facilities (which were not contemplated in the Opon Contract). The parties constructed a 16 inch pipeline approximately 88 kilometers in length from the Opon Contract area north to Ecopetrol's gas processing plant at El Centro, and from there to Ecopetrol's refinery at Barrancabermeja. The investment in the pipeline is to be recovered through a pipeline tariff, but see the discussion in the next paragraph concerning the action of the governmental agency on the associate parties' tariff application.*
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       Ecopetrol has constructed improvements at its El Centro gas processing plant to handle incremental production from the Opon Contract area. Ecopetrol will recover its investment through a gas processing fee.

       The Comision de Regulacion de Energia y Gas (Commission for the Regulation of Energy and Gas, "CREG"), an agency of the Ministry of Mines and Energy of the Colombian government, regulates natural gas pipelines and the sale of natural gas in Colombia. CREG's regulations provide the ceiling price for natural gas and the methodology for establishing pipeline tariffs. Based upon these regulations, Amoco Colombia, as operator, applied for a pipeline tariff of 60.4 cents per thousand cubic feet of gas; CREG has responded by rejecting the proposed tariff, instead approving a tariff of 25.0 cents per thousand cubic feet of gas. Amoco Colombia has appealed this decision. In the interim, the associate parties are charging (and through March production, Ecopetrol has paid) the higher 60.4 cents tariff. The Company is recognizing revenue using the 25.0 cent rate, the remainder of the cash being received is recorded as a liability.

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

       In March 1997, Hondo Magdalena, ODC, Amoco Colombia and Ecopetrol, as sellers, signed a contract with Termo Santander de Colombia E.S.P., as purchaser ("Termo Santander"), to supply, subject to the conditions noted below, natural gas to its electric generation plant at the Opon Contract area. Under the contract, that is not yet in effect, the sellers will supply natural gas requested by the purchaser up to 60 million cubic feet per day. The sellers will receive $4.2 million per year for making the gas available for purchaser's call. Purchaser will pay 60% of the government-regulated price (described above) for the natural gas it takes. The sellers will also receive additional bonus payments if the power plant achieves a price for its electrical power in excess of certain target rates. Condensate associated with the natural gas that is delivered to the purchaser will be separately sold to Ecopetrol. The contract provides for substantial penalties, decreasing over the life of the contract, to the sellers for the failure to deliver gas. The commencement of the contract is conditioned upon a determination by the sellers that there are sufficient reserves to supply natural gas to the purchaser for the entire term of the agreement. In order to begin deliveries before the condition concerning the sufficiency of reserves is satisfied, an interim agreement for the sale of gas to Termo Santander was signed on November 20, 1997. The interim agreement will be effective until January 1, 1999. The gas sales price under the interim agreement is equivalent to the price,
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       including pipeline tariff, that would have been received if the same gas were sold under the contract with Ecopetrol described in the preceding paragraph. The associate parties have not supplied gas to Termo Santander since March 31, 1998. The power plant has not been able to locate another supply of gas and has temporarily ceased operation. The associate parties have no liability for failing to supply gas to the power plant under the interim agreement.

       The pipeline and wellsite facilities were completed in June 1997. Ecopetrol completed the improvements to the El Centro gas processing plant in November 1997. Production from the Opon field began on December 1, 1997, with gas supplied to Termo Santander for testing the first of two turbines at the power plant. The first shipment of gas through the pipeline occurred on December 5, 1997.

       The associate parties have submitted invoices to Ecopetrol under the gas sales agreement for payments under the take-or-pay clause, which provides that Ecopetrol will pay 200% of the gas price for the Company's share of 100 million cubic feet per day if the gas pipeline is completed and ready and the El Centro gas plant improvements have not been completed. The associate parties believe the pipeline was complete on June 25, 1997, and submitted invoices accordingly. Ecopetrol has indicated that it will not pay these invoices. The Company has not accrued its $5.2 million invoice in its financial statements. The associate parties are reviewing their legal options to pursue the collection of these invoices, which could include negotiation of a settlement and arbitration in a Colombian forum.*

       Amoco Colombia has submitted budgets to Hondo Magdalena and ODC for calendar years 1996, 1997 and 1998. Hondo Magdalena approved capital expenditures for wells and the pipeline projects, and certain other expenditures, but did not approve the proposed overhead. As of this date, no final budget has been approved for calendar years 1996, 1997 or 1998. The parties are currently at an impasse in resolving the dispute about overhead for 1998. Pursuant to a Stand-Still Agreement reached with Amoco Colombia on May 19, 1998, and further described under Liquidity and Capital Resources, Hondo Magdalena has agreed to approve the original 1996 and 1997 budgets in their entirety at the next scheduled operating committee meeting. Hondo Magdalena has paid invoices from Amoco Colombia, including disputed overhead and has charged the full overhead amount to expense for 1998. It is management's opinion that the Company is not obligated to pay for overhead unless charged pursuant to an approved budget; however the Company has paid Amoco Colombia's invoices, under protest and subject to audit, in the hope of resolving the dispute. If the dispute cannot be resolved for calendar year 1998, the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC provides for arbitration of disputes.

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

       American Stock Exchange Listing
       -------------------------------
       The Company has been informed of a decision by the American Stock Exchange to remove the Company's stock from listing on the Exchange.
       The Exchange has advised the Company that this action is necessary because the Company no longer satisfies all the guidelines of the American Stock Exchange for continued listing. The Company is appealing this decision and has been advised by the Exchange that during the pendency of the appeal, which could take several months, the Exchange will continue the current halt in trading. There can be no assurances that the appeal will be successful. For additional information, see
       Item 5, Market For Registrant's Equity and Related Shareholder Matters in the Company's 1997 Annual Report on Form 10-K.


       Discontinued Operations
       -----------------------
       Two of the Company's former business segments, refining and marketing operations and real estate operations were discontinued in 1991. No change in the status of these discontinued operations from that reported in the Company's 1997 Annual Report on Form 10-K occurred during the current period except that Via Verde Development Company, a wholly-owned subsidiary of the Company, entered into a contract for sale of one of
       the Company's two real estate tracts in May 1998.   The contract for the
       Via Verde property, consisting of 11.5 acres of undeveloped land, is for $3.13 million and is expected to close in October 1998.





























       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       RESULTS OF OPERATIONS

       Quarters Ended March 31, 1998 and 1997
       --------------------------------------

       Results of continuing operations for the quarter ended March 31, 1998 amounted to a net loss of $11.9 million, or 87 cents per share. The Company reported a net loss from continuing operations of $3.0 million, or 22 cents per share, for the quarter ended March 31, 1997. No losses from discontinued operations were reported for either period.

       In the current period, the Company reported a full quarter of operating revenue for the first time since 1993. The Company's Colombian operations began delivering gas to Ecopetrol in December 1997. The Company's share of Opon production amounted to 913,131 mmbtu sold for an average price of $1.16 per mmbtu and 34,211 barrels of condensate and natural gas liquids sold for an average price of $12.66 per barrel. In addition, the Company recorded tariff revenues on 880,689 mcf at an average price of $28.5 cents per mcf. Due to an unexpected drop in pressure and related production from the Opon No. 3 and No. 4 wells during the second quarter, the revenue was considerably lower than planned and anticipated.

       Net operating profit (defined as operating revenue less operating expenses, depreciation, depletion, and amortization, and overhead, Colombian operations) improved by $1.3 million between the periods as a result of the commencement of production this year.

       The Company has charged its entire cost of $8.5 million for the unsuccessful Opon No. 14 well to costs of exploration and dry holes during the current period. No comparable expense was incurred in the prior period.

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $27.1 million between March 31, 1997 and March 31, 1998. Interest expense increased by $1.6 million between the quarters because of the increased debt levels and because interest is no longer being capitalized for the pipeline construction.


       Six months ended March 31, 1998 and 1997
       ----------------------------------------

       Results of continuing operations for the six months ended March 31, 1998 amounted to a net loss of $15.1 million, or $1.10 per share. The Company reported a net loss from continuing operations of $5.4 million, or 40 cents per share, for the six months ended March 31, 1997. No losses from discontinued operations were reported for either period.

       Net operating profit (defined as operating revenue less operating expenses, depreciation, depletion, and amortization, and overhead, Colombian operations) improved by $1.2 million between the periods as a result of the commencement of production in December 1997.

       The Company has charged its entire cost of $8.5 million for the unsuccessful Opon No. 14 well to costs of exploration and dry holes
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       during the current period. No comparable expense was incurred in the prior period.

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $27.1 million between March 31, 1997 and March 31, 1998. Interest expense increased by $2.1 million between the six-month periods because of the increased debt levels and because interest is no longer being capitalized for the pipeline construction.


       LIQUIDITY AND CAPITAL RESOURCES

       During the six months ended March 31, 1998, cash inflows of $5.3 million arose from borrowings from Lonrho Plc. The Company utilized cash of $2.1 million and $0.1 million to finance continuing and discontinued operations, respectively, $3.1 million for capital expenditures, and made scheduled debt repayments of $0.3 million. At March 31, 1998, the Company had cash balances of $0.7 million.

       The Company has had an obligation to Phillips Petroleum arising from a 1992 decision to plug and abandon certain California offshore wells in which the Company owns a working interest. In December 1997, the Company entered into an agreement to settle the $1.1 million obligation (included in accounts payable on the balance sheet) by issuing 178,848 shares of common stock valued at a price of $6.91 per share (the average closing price for the ten days prior to filing of a registration statement and provided for) a warrant to purchase 29,808 additional shares from the Company at a price of $1.00 per share if the price of the Company's common stock was below $5.415 per share for 20 consecutive business days. A registration statement on Form S-3 was filed on January 7, 1998, but has subsequently been withdrawn. This agreement was terminated in May 1998 by mutual consent, the shares and warrants were not issued, and the Company has acknowledged in writing its debt to Phillips of $1.1 million with interest to be accrued at 10% per annum from April 28, 1998.

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

       In July 1997, the Company and Thamesedge, Ltd. agreed to amend and restate the June 1996 Revolving Credit Agreement. Under the Amended and Restated Revolving Credit Agreement dated as of July 2, 1997, Thamesedge agreed to make additional advances of $7.0 million to the Company,
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       making the total amount of the loan $20.5 million. The interest rate remains 13%, due semi-annually; as provided in other debts to Thamesedge and described above, the Company may make interest payments in shares of its common stock. The loan now matures January 1, 1999. As additional consideration for the loan, the Company agreed to give Lonrho an option to convert $7.0 million of existing debt with an interest rate of 6% into the Company's shares at $7.70 per share (110% of the closing price on July 1, 1997). The option to convert was approved by the Company's shareholders at its annual meeting in March 1998. As of March 31, 1998, $19.9 million of this facility has been drawn.

       In August 1997, Thamesedge Ltd. assigned all of its interest in the Company's indebtedness to London Australian & General Property Company Limited ("LAGP"), a subsidiary of Lonrho Plc. In December 1997, the Company restructured the terms of certain debt to LAGP, and obtained an additional funding commitment of $7.0 million for fiscal 1998, bringing the total commitment under the Revolving Credit Agreement to $27.5 million. Also in December 1997, Lonrho Plc committed to provide $3.2 million to the Company in fiscal 1998 for payment of a contingent liability arising from the 1993 sale of the Company's Fletcher refinery, should the contingency become payable in fiscal 1998. The Company extended all of the above described indebtedness due on January 1, 1998 to January 15, 1999 and amended the notes by adding a cross-default provision and a new event of default. The new event of default requires the Company to furnish to LAGP by October 1, 1998 a reserve report that shows a minimum of 13 billion cubic feet of gas increase over the 1997 proved reserve figure. In the event of a default under this new provision, LAGP has the right to declare all the loans in default and demand payment. Based on advice of the Company's engineering consultants given at the time the loan amendments were executed, management believed the results of drilling the Opon No. 14 well would be sufficient to meet this requirement.* Since the Opon No. 14 well was unsuccessful and no additional well can be drilled before October 1, 1998, and because the analysis of the pressure and production declines in the Opon No. 3 and No. 4 wells could reduce the 1997 proved reserve figure, the Company is of the opinion that it will not meet the required reserve increase by October 1, 1998 and it will not be able to avoid an event of default.* The Company presently owes Lonrho Plc $108.7 million, of which $101.2 million is due by January 15, 1999.

       In May 1995, Hondo Magdalena, ODC and Amoco Colombia entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") to finance costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads.
       The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production and sales, along with an equity premium computed on a 22% annualized interest rate. The equity premium is computed monthly on Hondo Magdalena's share of expenditures (including any amounts to be later recouped from Ecopetrol after commerciality). Alternatively, from the date of first production and sales until 90 days thereafter, Hondo Magdalena may elect to repay 125% of its share (excluding any amounts to be later recouped from Ecopetrol after commerciality) of the total costs accumulated up to the date of repayment. The parties have agreed that the date of first production for purposes of this agreement is January 30, 1998. The alternative repayment election expired on April 30, 1998,
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       unused by the Company. If the financed amounts are not repaid within 365 days after the date of first production and sales, an additional penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. Hondo Magdalena's revenues from production of the first 80 million cubic feet of natural gas per day and corresponding condensate and natural gas liquids subsequent to the end of the 365 day option period are pledged to secure its obligations under the Funding Agreement. The Company does not presently have commitments or funds to repay the Funding Agreement within the 365 day period.* If the Company does not secure financing to repay the Funding Agreement prior to 365 days after the date of first production and sales, it will incur the 100% penalty and will pay the increased amount out of production, as described above.

       The Company and Hondo Magdalena entered into a 150 day Stand-Still Agreement with Amoco Colombia on May 19, 1998 whereby the Company's obligation to pay cash calls and invoices is suspended from May 15, 1998 to October 15, 1998. The Company has agreed to assign all of its revenue, net of processing costs and pipeline operating expenses, to Amoco Colombia for the months of April, May, June, July and August 1998 and to assign the revenue due to Hondo Magdalena from Ecopetrol's reimbursement of its share of pipeline and wellsite construction costs. Hondo Magdalena will receive the net difference from Amoco Colombia at any time the cumulative revenue exceeds the cumulative expenses during this 150 day stand-still period. Lonrho, Plc has confirmed to Amoco Colombia that it will not initiate any action to place the Company or its subsidiary, Hondo Magdalena, into bankruptcy during this stand-still period. The Company hopes to use the stand-still period to determine the reasons for the decline in pressure and production from the producing wells, and to review the analysis of Amoco Colombia and its own technical advisor on the reservoir and reserve study currently in progress.* The stand-still period should also allow the Company to determine Amoco Colombia's future development plans for the Opon project.*

       Based upon the Company's budget and current information, management believes existing cash, the Stand-Still Agreement, and available facilities will be sufficient to finance the Company's known obligations during fiscal 1998.* However, management believes the Company will need additional cash to repay obligations to third parties whose debts may become accelerated.*

       If the Company becomes obligated for the drilling of an additional well in subsequent years, the Company has the option to not participate in the drilling of wells under the sole risk provisions of the joint operating agreement among Amoco Colombia, Hondo Magdalena and ODC. These provisions provide for penalties of 200% to 1000% (depending on the nature of the well) of the costs attributable to the Company. These sole risk provisions do not apply to other capital projects if the projects are approved in accordance with the operating agreement. In management's view, use of this sole risk election would be a last resort to preserve the Company's existing interest in the Opon Contract area because of the substantial penalties that would be incurred by not participating.

       Cash flow from operations which commenced in December 1997 is not expected to be a significant source of free funds in the near future
       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

       since, pursuant to the Stand-Still Agreement, Amoco Colombia receives the proceeds from all revenue for the months of April, May, June, July and August 1998.* Any additional free cash flow (as defined in the Company's loan agreements with Lonrho Plc) is committed to existing loan obligations. Management is reviewing several options for raising funds including sale of the Company's 15.4% interest in the pipeline.* However, this alternative is now very difficult in view of the declines in tariff and throughput rates. Any proceeds realized from a sale of the pipeline must be applied first to repayment of the Funding Agreement. Management has discontinued discussions with a number of financial institutions regarding debt or equity financing of the Company's future obligations for the Opon project in view of the current uncertainty about the future of the Opon project.* Additional deliverability from additional yet to be proposed drilling projects and adequate production capability through the pipeline infrastructure are important factors in obtaining third party financing.* In the interim, the Company must continue to rely on the financial support of Lonrho.* Recently, in its annual report, Lonrho stated that it intends to sell its investment in the Company. The Company has relied upon Lonrho to provide funds for capital investment and operations when such funds have not been available from third parties. If and when Lonrho sells its investment in the Company, the Company will need to find another source of financing, from outside sources or a new controlling shareholder.
       The Company cannot predict the effect that a sale of Lonrho's interest to a third party will have on the Company's ability to secure financing nor can the Company predict the success of a sale in view of the unsuccessful results of the Opon No. 14 well and the production declines from the Opon No. 3 and No. 4 wells. While the Company may continue to seek permanent financing in the near-term, there can be no assurance that the Opon Project will be successfully developed or that additional debt or equity funds will become available.* Furthermore, since the success of the Opon No. 14 well was critical to obtaining third party financing (either debt or equity) and for the decision by the associate parties to continue the development of the Opon project, there can be no assurances that the Opon project will be further developed or that Hondo Oil will be a viable company.*





















       ____________________
       * This statement may be considered to be forward-looking. See Cautionary Statements following Liquidity and Capital Resources.

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

       Foreign Operations. The Company's operations in Colombia are subject to political risks inherent in all foreign operations, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, as well as, (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects, including those at the Opon Contract area. Security in the immediate area has been improved and the associate parties have taken steps to enhance relations with the local population through a community relations program. The government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups.

       Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. In February 1998, the President of the United States announced that Colombia again would not be certified but was granted a national interest waiver.

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

       Laws And Regulations. The Company may be adversely affected by new laws or regulations in the United States or Colombia regarding its operations and/or environmental compliance, or by existing laws and regulations. The Colombian governmental agency responsible for setting pipeline tariffs has set a tariff substantially lower than that requested by the Company. This action has been appealed, but no prediction can be made about the outcome and the final determination of the tariff. A reduction of the tariff will impair the Company's ability to recover its investment in the pipeline through tariff revenue and/or sale of the pipeline. For additional information, see Other Factors Affecting the Company's Business in Item 1, Business of the Company's 1997 Annual Report on Form 10-K.

       Highly Leveraged. As of March 31, 1998, the Company owed debts to its principal shareholder, Lonrho Plc, of $108.7 million, of which $101.2 million is due by January 15, 1999. The terms of this debt require the Company to increase its September 30, 1997 proved reserves of 52.5 billion cubic of gas by 13.0 billion cubic feet of gas by October 1, 1998 to avoid an acceleration of the maturity of all of the debt to that date. Acquisition of the additional reserves was dependent on the results of drilling of the Opon No. 14 well and additional work to be performed on the Opon No. 6 well, if any. As described above, the Company does not believe it will discover the reserves necessary to prevent the debts from being accelerated if Lonrho Plc declares an event of default. The Company does not have the resources to repay the indebtedness when it is due. Over the past five years, Lonrho Plc has demonstrated a willingness to extend the repayment terms of the Company's debts. However, there can be no assurances that Lonrho Plc will continue to extend the maturity of the Company's debts in the future. See Limited Capital and Change of Control and Financial Support Shareholder, below.

       Limited Capital. At March 31, 1998, the Company had a deficiency in net assets of $108.2 million. The Company's principal asset, its investment in the Opon project, will require additional capital for further exploration works (additional exploratory wells and the related surface facilities to put newly discovered hydrocarbons into production) if the associate parties elect to proceed with further development of the Opon project. The Opon project commenced production in December 1997. However, net revenue from the sale of the first 80 million cubic feet of natural gas per day and associated condensate (estimated to be in excess of the Company's net revenue) is pledged to repayment of amounts advanced by the operator under a Funding Agreement. Cash from operations after Funding Agreement repayments will not be sufficient to fund Colombian operating costs and capital expenditures, and U.S. overhead, during fiscal 1998. The Company has been unable to secure financing from sources other than its principal shareholder. Management believed successful completion of the Opon No. 14 well was critical to obtaining third party financing and such efforts have now been suspended pending the analysis and review of the Opon project described above.
       See Highly Leveraged, above, and Change of Control and Financial Support Shareholder, below.

       Change of Control and Financial Support of Shareholder. In a Schedule 13D amendment filed October 15, 1997 by Lonrho Plc and its affiliates, the filing parties said that Lonrho Plc had retained Morgan Stanley & Co. Incorporated to assess and implement strategic alternatives with respect to Lonrho's direct and indirect investment in the Company. Lonrho Plc said such strategic alternatives could include, without limitation, a possible recapitalization of the Company or a sale or business combination involving the Company or Lonrho's direct and indirect equity interest in the Company (including the sale or assumption of the debt obligations of the Company to affiliates of Lonrho). Recently, in its annual report, Lonrho stated that it intends to sell its investment in the Company. The Company has relied upon Lonrho to provide funds for capital investment and operations when such funds have not been available from third parties, and at March 31, 1998, was indebted to Lonrho in the amount of $108.2 million. If and when Lonrho sells its investment in the Company, the Company will need to find another source of financing, from outside sources or a new controlling shareholder. The Company cannot predict the effect that a sale of Lonrho's interest to a third party will have on the Company's ability to secure financing. See Highly Leveraged and Limited Capital, above.

       Limited Revenues and Losses From Operations. The Opon Project commenced production in December 1997. The Company reported its first full quarter operating revenue of $1.7 million for the quarter ended March 31, 1998. This is the only full quarter of operating revenue the Company has had since it sold its domestic operations in 1992. The Company experienced losses of $12,388,000, $12,657,000 and $11,906,000 for the years ended September 30, 1997, 1996 and 1995, respectively.
       The Company anticipates continued losses through fiscal 1998.


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

                                        Part II

       Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its Annual Meeting of Shareholders on March 10, 1998, during which the shareholders of the Company voted on and approved the following proposals by the votes indicated.

       The first proposal was the election of six directors to serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. The directors elected and the votes cast for or withheld were as follows:


       NAME                          FOR            WITHHELD
       --------------------          ----------     --------

       JOHN J. HOEY                  12,701,414     627,069
       DOUGLAS G. MCNAIR             13,245,714     117,359
       NICHOLAS J. MORRELL           13,244,694     118,379
       JOHN F. PRICE                 13,245,694     117,379
       ROBERT K. STEER               13,245,714     117,359
       R.E. WHITTEN                  13,238,594     124,479

       There were no abstentions or broker non-votes recorded in the election of directors.

       The other proposals were (1) approval of an option for London Australian & General Property Company Limited to convert $7.0 million of the Company's debt into shares of the Company's common stock; (2) approval of grant, cancellation and regrant of stock options to certain directors and employees during fiscal year 1997; and (3) approval of the appointment of Ernst & Young LLP as independent auditors for fiscal year 1998. These proposals were approved by the following vote:

                                  FOR       AGAINST    ABSTENTIONS
                               ----------  ---------   -----------
       LAGP Conversion          7,485,502  4,300,647     15,917
       Option Regrants         12,171,229  1,109,058     11,984
       Ernst & Young LLP       13,335,426     12,597      6,050

       There were no broker non-votes recorded in the above voting.


       Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulations S-K are incorporated by reference. Refer to Exhibit Index below.

       (b) One report on Form 8-K was filed during the quarter ended March 31, 1998:

            1) Form 8-K filed March 25, 1998 to report that preliminary results from drilling of the Opon No. 14 well were disappointing.



                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HONDO OIL & GAS COMPANY
                                             (Registrant)

       Date: May 20, 1998                    /s/ Stanton J. Urquhart
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


                                     EXHIBIT INDEX

       Exhibit
       Number            Subject
       -------           --------------------------------------------

       10.1 Amendment to Note Purchase Agreement dated December 18, 1997 between the Company and London Australian & General Property Company Limited, amending Note Purchase Agreement dated November 28, 1988, excluding exhibits.

       10.2 Amended and Restated $75,000,000 6% Senior Note due January 15, 1999 dated December 18, 1997 between the Company and London Australian & General Property Company Limited, executed in conjunction with the amendment in Exhibit 10.1.

       10.3 Consolidated, Amended and Restated $40,000,000 Promissory Note dated December 18, 1997 between the Company and London Australian & General Property Company Limited, which replaces Promissory Notes previously issued in conjunction with a loan agreement dated December 20, 1991.

       10.4 Amended and Restated $4,500,000 Promissory Note dated December 18,1997 between Via Verde Development Company and London Australian & General Property Company Limited, which replaces a $3,000,000 note dated April 30, 1993.

       10.5 First Guaranty Amendment dated December 18, 1997 between the Company and London Australian & General Property Company Limited, in regard to Exhibit 10.4, above.

       10.6 Amended and Restated $5,500,000 Promissory Note dated December 18,1997 between Newhall Refining Co., Inc. and London Australian & General Property Company Limited, which replaces a $4,000,000 note dated June 25,1993.

       Exhibit
       Number            Subject
       -------           --------------------------------------------

       10.7 Letter agreement dated December 18, 1997 between the Company and London Australian & General Property Company Limited, amending a letter agreement dated December 17, 1993.

       10.8 Amended and Restated $7,500,000 Promissory Note dated December 18, 1997 between the Company and London Australian & General Property Company Limited which replaces a $5,000,000 note dated October 31, 1994.

       10.9 First Amendment to Security Interest Agreement dated March 18, 1998 between the Company, Folio Trust Company Ltd., Folio Nominees Limited and London Australian & General Property Company Limited, amending
                         Security Interest Agreement dated May 13, 1997.

       10.10 First Amendment to Amended and Restated $35,000,000 Revolving Credit Agreement dated December 18, 1997 between the Company and London Australian & General Property Company Limited, amending a revolving credit agreement dated July 2, 1997.

       10.11 First Guaranty Amendment dated December 18, 1997 between Hondo Magdalena Oil & Gas Limited and London Australian & General Property Company Limited amending a guaranty dated July 2, 1997.

       10.12 Stand-Still Letter Agreement dated May 15, 1998 among the Company (Hondo together with all of its direct and indirect subsidiaries, which include without limitation, Hondo Magdalena Oil and Gas Limited, Newhall Refining Company, Inc., and Via Verde Development Company), Lonrho Plc, Thamesedge, Ltd., London Australian & General Property Company Limited (collectively, together with any of their respective affiliates, parent corporations and direct and indirect subsidiaries that assert claims against Hondo), and Amoco Colombia Petroleum Company.

          27             Financial Data Schedule