Form 10-Q
period 1998-06-30
HONDO OIL & GAS CO
filed 1998-08-11
CIK 76696

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


      (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1998

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


  The registrant has one class of common stock outstanding. As of August 10, 1998, 13,798,424 shares of registrant's $1 par value common stock were outstanding.

                          HONDO OIL & GAS COMPANY

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                  FOR THE NINE MONTHS ENDED JUNE 30, 1998





                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION


  Item 1  Financial Statements:

          Consolidated Balance Sheets as of
           June 30, 1998 and September 30, 1997                           3

          Consolidated Statements of Operations for the three
            months ended June 30, 1998 and 1997                           4

          Consolidated Statements of Operations for the nine
            months ended June 30, 1998 and 1997                           5

          Consolidated Statements of Cash Flows for the nine
            months ended June 30, 1998 and 1997                           6


          Notes to Consolidated Financial Statements                      7

          Supplementary Information About Oil and Gas Producing
            Activities and Reserves                                      16


  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          20


PART II - OTHER INFORMATION

  Item 6  Exhibits and Reports on Form 8-K                               25


SIGNATURES                                                               25

                                   PART I

Item 1  FINANCIAL STATEMENTS

                          HONDO OIL & GAS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (In Thousands Except Share Information)


                                                 June 30,     September 30,
                                                   1998           1997
                                               -------------  -------------
ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents                          $1,140         $1,019
  Accounts receivable                                 2,502            296
  Prepaid expenses and other                             63              1
                                               -------------  -------------
    Total current assets                              3,705          1,316

Properties, net (Notes 1 and 3)                          20         40,612
Net assets of discontinued operations (Note 8)        2,344          2,137
Other assets                                             42            865
                                               -------------  -------------
                                                     $6,111        $44,930
                                               =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable (Note 1)                          $7,285         $3,464
  Accrued expenses and other, including $2,094
    in 1998 due to a related party (Notes 1 and       6,087          3,421
  Current portion of long-term debt, including
    $112,518 in 1998 due to a related
    party (Notes 1 and 5)                           114,578            265
  Funding agreement (Notes 1 and 6)                  27,058             --
                                               -------------  -------------
    Total current liabilities                       155,008          7,150

Long-term debt, including $99,943 in 1997
  due to a related party (Notes 1 and 5)                 --        102,903
Funding agreement (Notes 1 and 6)                        --         22,788
Other liabilities, including $3,407 in 1997
  due to a related party (Note 7)                        --          5,262
                                               -------------  -------------
                                                    155,008        138,103

Contingencies (Notes 1 and 8)

Shareholders' equity (deficit):
  Common stock, $1 par value, 30,000,000 shares
    authorized; shares issued and outstanding:
    13,798,424 and 13,788,424, respectively          13,798         13,788
  Additional paid-in capital                         53,737         53,675
  Accumulated deficit                              (216,432)      (160,636)
                                               -------------  -------------
                                                   (148,897)       (93,173)
                                               -------------  -------------
                                                     $6,111        $44,930
                                               =============  =============


The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                For the three months ended
                                                         June 30,
                                               ----------------------------

                                                   1998           1997
                                               -------------  -------------

REVENUES
Sales and operating revenue                          $1,182             $3
Other income                                             15             --
                                               -------------  -------------
                                                      1,197              3
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                         593             48
Depreciation, depletion, and amortization               417             57
Overhead, Colombian operations                          397            492
General and administrative                              545            523
Costs of exploration and dry holes                       94             --
Interest on indebtedness including $2,094
  and $1,602, respectively, to a
  related party                                       3,406          1,602
                                               -------------  -------------
                                                      5,452          2,722
                                               -------------  -------------
Loss from continuing operations
  before income tax expense                          (4,255)        (2,719)
Income tax expense                                       --             --
                                               -------------  -------------
Loss from continuing operations
  before extraordinary items                         (4,255)        (2,719)

EXTRAORDINARY ITEMS
  Forgiveness of debt (Notes 1, 4, and 5)             3,554             --
  Write-off of Colombian assets (Note 1)            (39,982)            --
                                               -------------  -------------
Net Loss                                           $(40,683)       $(2,719)
                                               =============  =============

Loss per share:
  Continuing operations                              $(0.31)        $(0.19)
  Forgiveness of debt                                 $0.26             --
  Write-off of Colombian assets                      $(2.90)            --
                                               -------------  -------------
  Net loss per share                                 $(2.95)        $(0.19)
                                               =============  =============

Weighted average common shares outstanding       13,798,424     13,781,194








The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In Thousands Except Share and Per Share Data)


                                                 For the nine months ended
                                                         June 30,
                                               ----------------------------

                                                   1998           1997
                                               -------------  -------------

REVENUES
Sales and operating revenue                          $3,046             $4
Other income                                             23             19
                                               -------------  -------------
                                                      3,069             23
                                               -------------  -------------

COSTS AND EXPENSES
Operating costs                                       1,243            383
Depreciation, depletion, and amortization             1,072            172
Overhead, Colombian operations                        1,373          1,619
General and administrative                            1,778          1,519
Costs of exploration and dry holes                    8,576             13
Interest on indebtedness including $5,962
  and $4,480, respectively, to a
  related party                                       8,395          4,480
                                               -------------  -------------
                                                     22,437          8,186
                                               -------------  -------------
Loss from continuing operations
  before income tax expense                         (19,368)        (8,163)
Income tax expense (benefit)                             --             (2)
                                               -------------  -------------
Loss from continuing operations
  before extraordinary items                        (19,368)        (8,161)

EXTRAORDINARY ITEMS
  Forgiveness of debt (Notes 1, 4, and 5)             3,554             --
  Write-off of Colombian assets (Note 1)            (39,982)            --
                                               -------------  -------------
Net Loss                                           $(55,796)       $(8,161)
                                               =============  =============

Loss per share:
  Continuing operations                              $(1.41)        $(0.59)
  Forgiveness of debt                                 $0.26             --
  Write-off of Colombian assets                      $(2.90)            --
                                               -------------  -------------
  Net loss per share                                 $(4.05)        $(0.59)
                                               =============  =============

Weighted average common shares outstanding       13,795,091     13,780,083








The accompanying notes are an integral part of these financial statements.

                                  HONDO OIL & GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (In Thousands)


                                                                For the nine months ended
                                                                        June 30,
                                                              ----------------------------
                                                                  1998           1997
                                                              -------------  -------------
Cash flows from operating activities:
  Pretax loss from continuing operations                          $(19,368)       $(8,163)
  Adjustments to reconcile pretax loss from continuing
    operations to net cash used by continuing operations:
    Cost of dry holes                                                8,546             --
    Depreciation, depletion and amortization                         1,072            172
    Capitalized interest                                              (677)          (563)
    Accrued interest added to long-term debt                         7,275          5,261
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                           (931)            26
        Prepaid expenses and other                                     (62)          (490)
        Other assets                                                  (787)          (570)
      Increase (decrease) in:
        Accounts payable                                             1,166            695
        Accrued expenses and other                                   4,343            881
        Funding agreement                                            3,551          1,425
        Other liabilities                                           (5,192)        (1,613)
                                                              -------------  -------------
      Net cash used by continuing operations                        (1,064)        (2,939)
      Net cash used by discontinued operations                        (212)          (296)
      Income taxes (paid) received                                      --              2
                                                              -------------  -------------
      Net cash used by operating activities                         (1,276)        (3,233)
                                                              -------------  -------------
Cash flows from investing activities:
  Sale of assets                                                         2             --
  Capital expenditures                                              (3,640)        (8,441)
                                                              -------------  -------------
      Net cash used by investing activities                         (3,638)        (8,441)
                                                              -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                 5,300         12,600
  Principal payments on long-term debt                                (265)          (765)
                                                              -------------  -------------
      Net cash provided by financing activities                      5,035         11,835
                                                              -------------  -------------

Net increase in cash and cash equivalents                              121            161

Cash and cash equivalents at the beginning of the period             1,019            374
                                                              -------------  -------------
Cash and cash equivalents at the end of the period                  $1,140           $535
                                                              =============  =============

        Refer to Notes 3, 5 and 6 for descriptions of non-cash transactions.



The accompanying notes are an integral part of these financial statements.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


1)  Going Concern
    -------------

    The Company reported in its March 31, 1998 Quarterly Report on Form 10-Q that the rate of decline in production from its Opon No. 3 and Opon No. 4 wells in Colombia had been higher than expected during the first five months of production. Further testing of the wells was completed during the current quarter. An analysis of the test results by the Company's independent reserve engineers has concluded that it will become uneconomic (operating costs will exceed operating revenues) to produce the wells before the end of fiscal 1998 and that the drilling of additional wells would be uneconomic (net profit over the life of a new well would be less than the cost to drill it). See the Unaudited Supplementary Information about Oil and Gas Producing Activities and Reserves following these financial statements.

    As a result of the revised reserve report, the Company has concluded that the capitalized costs of its Colombian exploration and production activities are worthless. As of June 30, 1998, the Company owes Amoco Colombia Petroleum Company ("Amoco Colombia," the operator of the Opon concession) $5,470 for current charges (included in accounts payable) and $27,058 under the Funding Agreement (see Note 6). The Company is negotiating with Amoco Colombia to voluntarily surrender its working interest in the Opon concession in exchange for a release of the Company's liabilities to Amoco Colombia. Accordingly, the capitalized costs of Colombian exploration have been written off during the current period and the resulting charge has been reported as an extraordinary item.

    The Company's liabilities are far greater than its assets following this extraordinary write-off. As more fully described in Note 5, the Company's debts to Lonrho Plc include an event of default which is triggered if the Company does not increase its reserves by October 1, 1998. Management believes it is impossible for the Company to avoid the event of default. Management has concluded that the Company is no longer a going-concern.

    During July 1998, the Company has been able to negotiate the settlement of three of its liabilities for ten cents on the dollar. The other ninety cents of each dollar was written off to an extraordinary gain for the quarter ended June 30, 1998, including $1,131 previously included in accounts payable for an obligation to Phillips Petroleum. See Notes 4 and 5 for the other components of the extraordinary gain.

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


2)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (a) Basis of Consolidation and Presentation (continued)
        ---------------------------------------------------
    The accompanying consolidated financial statements have been prepared on a historical cost basis and in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. There has not been any change in the Company's significant accounting policies for the periods presented. There have not been any significant developments or changes in contingent liabilities and commitments since September 30, 1997, except as described in Note 8. Certain reclassifications have been made to the prior year's amounts to make them comparable to the current presentation. These changes had no impact on previously reported results of operations or shareholders' equity (deficit).

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

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


2)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

    (d) Income Taxes (continued)
        -----------------------
    The Company provides for income taxes in interim periods based on estimated annual effective rates. The Company records current income tax expense to the extent that federal, state or alternative minimum tax is projected to be owed. The Company has investment tax credit carryforwards of $428 which are accounted for by the flow-through method.

3)  Properties
    ----------
    Properties, at cost, consist of the following:
                                                 June 30,     September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)
    Oil and gas properties - Colombia:
      Proved                                            $--        $11,923
      Accumulated depletion, depreciation
        and amortization                                 --             --
                                               -------------  -------------
                                                         --         11,923
                                               -------------  -------------
    Other properties - Colombia:
      Wellsite facilities                                --          4,689
      Pipelines                                          --         12,061
      Accumulated depreciation                           --             --
      Drilling in progress                               --         11,821
                                               -------------  -------------
                                                         --         28,571
                                               -------------  -------------
    Other properties - domestic
      Other fixed assets                                307            323
      Accumulated depreciation                         (287)          (205)
                                               -------------  -------------

                                                        $20        $40,612
                                               =============  =============

      As more fully described in Note 1, the Company's capitalized costs pertaining to its Colombian exploration activities were written off in the current period.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


3)  Properties (continued)
    ----------------------

    Total costs incurred (recovered), both capitalized and expensed, in Colombia for oil and gas producing activities were:
                                               For the nine      For the
                                               months ended    year ended
                                               June 30, 1998  Sep. 30, 1997
                                               -------------  -------------
                                                (Unaudited)

    Property acquisition costs                          $--            $--
                                               =============  =============

    Exploration costs                                $7,937        $10,051
                                               =============  =============

    Development costs                                 $(104)        $2,709
                                               =============  =============

    The written-off balances of wellsite facilities and pipelines included non-cash increases of $96 and $5,372 for the nine months ended June 30, 1998 and 1997, respectively, which were charged to the Funding Agreement (Note
    6). Additions to written-off drilling in progress of $5,386 and ($1,055) for the nine months ended June 30, 1998 and 1997, respectively, were unpaid (prepaid) and are reflected in the balance of accounts payable. The balances of written-off wells in progress, wellsite facilities and pipelines include a non-cash decrease of $1,403 for the nine months ended June 30, 1998 pertaining to amounts due from Ecopetrol for commerciality, of which $957 was collected in July 1998.


4)  Accrued expenses
    ----------------

    Accrued expenses consist of the following:
                                                 June 30,     September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)
    Refining and marketing costs (Note 8)            $3,192         $3,198
    Interest payable to Lonrho Plc (Note 5)           2,094             --
    City of Long Beach (a)                              167             --
    Unearned tariff revenue                             514             --
    Other                                               120            223
                                               -------------  -------------
                                                     $6,087         $3,421
                                               =============  =============

    (a) After extraordinary gain of $1,500 arising from negotiated forgiveness.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt
    --------------

    Long-term debt consists of the following:
                                                 June 30,     September 30,
                                                   1998           1997
                                               -------------  -------------
    Notes payable to Lonrho Plc (a),(b):        (Unaudited)
      Note A (c)                                     $3,759         $3,479
      Note B (c)                                      4,752          4,535
      Note C (b),(d)                                 40,925         38,577
      Note D (d)                                     35,172         33,126
      Note E (e)                                      5,620          5,294
      Note F (f)                                     22,290         14,932
    Pollution Control Revenue Bonds (g)               1,960          2,225
    Industrial Development Revenue Bonds (g)            100          1,000
                                               -------------  -------------
                                                    114,578        103,168
    Less current maturities                        (114,578)          (265)
                                               -------------  -------------

                                                        $--       $102,903
                                               =============  =============


    (a) The following terms apply to Notes A through F:
        (1) Interest is payable semiannually on October 1 and April 1 at a rate of 6% (except Note F which is 13%).
        (2) If management determines sufficient cash is not available to pay interest, management may offer to issue the Company's unregistered stock valued at the closing price on the interest due date as payment in kind. Lonrho may choose to either add the accrued interest to the balance of the debt outstanding or accept the payment in kind. The Company has an obligation to register any shares issued in connection with the above if so requested by Lonrho.
        (3) Accrued interest of $3,868, $3,407, $2,823 and $2,411 has been added to the outstanding debt as of April 1, 1998, October 1, 1997, April 1, 1997, and October 1, 1996, respectively. Accrued interest has not been paid by the issuance of common stock since fiscal 1996.
        (4) As consideration for past deferrals of interest and principal payments due under the terms of the first four notes, the Company granted Lonrho Plc a 5% share of the Company's net profits, as defined, under the Opon Contract. Following repayment of these notes, Lonrho's entitlement will be reduced by half.
        (5) If the Company does not furnish to Lonrho by October 1, 1998 a report that shows an increase in proved gas reserves of 13,000,000 mcf, then Lonrho has the right to declare Notes A through F in default and demand payment. Management believes the Company cannot achieve the reserve increase. Accordingly, all amounts due to Lonrho have been classified as current liabilities.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


5)  Long-Term Debt (continued)
    --------------------------

    (b) As consideration for extensions and certain other financial undertakings received from Lonrho in 1996, the Company granted to Lonrho a security interest in all of the shares of Hondo Magdalena on May 13, 1997. In 1997, as consideration for extension of the term of Note F and the granting of $7,000 additional credit thereunder, the Company gave Lonrho an option to convert $7,000 of Note C into the Company's common stock at a rate of $7.70 per share. The debt is convertible at Lonrho's option at any time prior to maturity. The option to convert the debt into common stock given in 1997 was approved at the Company's 1998 annual meeting.

    (c) Notes A and B are secured by mortgages on the Company's real estate included in discontinued operations. Principal amortization in ten equal semiannual installments will commence January 15, 1999 if maturity is not accelerated by default. Note A is secured by the Company's Via Verde Bluffs real estate. Note B is secured by the Company's Valley Gateway real estate.

    (d) Notes C and D are secured by the Company's Valley Gateway real estate. Notes C and D are due January 15, 1999 if maturity is not accelerated by default.

    (e) In October 1994, the Company received $4,800, net of withholding taxes, from Amoco Colombia under the terms of a Farmout Agreement. Also in October 1994, the Company paid $5,000 to Lonrho Plc to reduce the balance of Note D and the related interest expense. At the same time, Lonrho Plc made available $5,000 in the form of a new facility loan to be drawn as needed by the Company. The Company drew $3,175 of this facility loan during 1995 and the remaining $1,825 during 1996. Note E is due January 15, 1999 if maturity is not accelerated by default.

    (f) In June 1996, Lonrho Plc agreed to provide the Company a facility loan of $13,500 at a rate of 13%, payable semiannually. In July 1997, the loan was amended to extend the maturity date to January 1, 1999 (if not accelerated by default) and revise the amount available to $20,500. In December 1997, the loan was again amended to revise the amount available to $27,500. The loan is secured by free cash flow, as defined, from Hondo Magdalena's operations. The Company drew $14,600 during fiscal 1997 and $5,300 during the six months ended March 31, 1998. Lonrho Plc has notified the Company that it will make no further advances to the Company.

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

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

        In July 1998, the Company paid the Trustee $103 in full satisfaction of the Industrial Development Revenue Bonds. Debt of $923 including accrued interest was forgiven. The Trustee is investigating acquiring title to the collateral, which has no value on the Company's books.

        In May 1998, the Company did not make a scheduled interest payment on the Pollution Control Revenue bonds. The interest payment was made from an existing cash reserve fund. This issue is guaranteed by the Small Business Administration ("SBA"). The Trustee has not notified the Company it is in default. However, the Company is negotiating with the Trustee and the SBA with a view to settling the liability for ten cents on the dollar.

    According to the terms of the various credit agreements, the Company is restricted in its ability to: (a) incur additional debt; and (b) pay dividends on and/or redeem capital stock.

    Cash interest expense, all of which arises from discontinued operations, was $165 and $181 for the nine months ended June 30, 1998 and 1997, respectively.


6)  Funding Agreement
    -----------------

    In May 1995, the Company's wholly-owned subsidiary, Hondo Magdalena Oil & Gas Limited ("Hondo Magdalena"), Amoco Colombia Petroleum Company ("Amoco Colombia"), and Opon Development Company entered into a Funding Agreement for Tier I Development Project costs (the "Funding Agreement") to finance costs associated with the construction of a pipeline from the Opon Contract area, certain wellsite facilities, a geological and geophysical work program, and for related overheads. The Funding Agreement provides that Hondo Magdalena may repay the amounts financed up to 365 days after the date of first production and sales, along with an equity premium computed using a 22% annualized interest rate. If the financed amounts are not repaid within 365 days after the date of first production and sales, a penalty of 100% of the amount then due would be recovered out of Hondo Magdalena's revenues. The Company does not have, and believes it cannot acquire, funds to repay this obligation in order to avoid the 100% penalty. If incurred, management estimates the penalty would be a minimum of $18,173 (the current principal balance) and would be charged to income.
                                    13

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


6)  Funding Agreement (continued)
    -----------------------------

    The associate parties have agreed that the date of first production for purposes of this agreement is January 30, 1998. Subsequent to the end of the 365-day option period, Hondo Magdalena's revenues (if any) from production of the first 80 million cubic feet of natural gas and related condensate and natural gas liquids are pledged to secure its obligations under the Funding Agreement.

    The balance of the Funding Agreement consists of the following:

                                                 June 30,     September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)

    Outstanding principal                           $18,173        $17,566
    Equity premiums                                   8,885          5,222
                                               -------------  -------------
                                                    $27,058        $22,788
                                               =============  =============

    Equity premiums related to the financed pipeline and wellsite facilities costs were capitalized until the commencement of production (December 1997), including $624 and $1,926 for the nine months ended June 30, 1998 and 1997, respectively. The remainder of the equity premiums accrued, relating to the financed geological and geophysical work, overheads, and pipeline and wellsite costs subsequent to the commencement of production, have been expensed.


7)  Other Liabilities
    -----------------

    Other liabilities consist of the following:
                                                 June 30,     September 30,
                                                   1998           1997
                                               -------------  -------------
                                                (Unaudited)

    Interest payable to Lonrho Plc (Note 5)             $--         $3,407
    City of Long Beach (Note 4)                          --          1,594
    Other                                                --            261
                                               -------------  -------------
                                                        $--         $5,262
                                               =============  =============










                                    14

                          HONDO OIL & GAS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

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

    Operating losses of discontinued operations for the quarters ended June 30, 1998 and 1997 were $64 and $74, respectively. Corresponding amounts for the nine months ended June 30, 1998 and 1997 were $207 and $265, respectively, and were charged against loss provisions established in earlier periods. The Company recorded no loss provisions for discontinued operations for the nine months ended June 30, 1998 and 1997.

    The balance of net assets of discontinued operations is comprised solely of two parcels of land in the real estate segment. Changes in this balance for the nine months ended June 30, 1998 are as follows:

    Balance as of September 30, 1997                 $2,137
      Valuation provisions established                   --
      Valuation provisions used                         207
                                               -------------
    Balance at March 31, 1998 (Unaudited)            $2,344
                                               =============

    Interest expense included in the losses from discontinued operations pertains only to debt directly attributable to the discontinued segments. Allocations of interest to the real estate operations were $49 and $62 for the quarters ended June 30, 1998 and 1997, respectively. Comparable amounts for the nine-month periods were $148 and $187, respectively.

    In the agreement for the sale of the Fletcher refinery, the Company indemnified the buyer as to liabilities in excess of $300 for certain federal and state excise taxes arising from periods prior to the sale. The Company has accrued a contingent liability, presently amounting to $3,192, with regards to an indemnity claim from the buyer's parent relating to a challenged assessment by the State of California against Fletcher for alleged excise tax deficiencies. The Company believes the assessment is unjustified and the amounts alleged to be owing can be substantially reduced, if not eliminated, through the review process provided by law. The buyer's parent, Signal Treating Service, Inc., was not a party to the sale agreement, but has brought a lawsuit against the Company in the amount of the State's current assessment of approximately $5,740. The Company believes it has valid defenses against the lawsuit which is not expected to go to trial before August 1999.










                                    15

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                               JUNE 30, 1998

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

The Company reported in its March 31, 1998 Quarterly Report on Form 10-Q that the rate of decline in production from its Opon No. 3 and Opon No. 4 wells in Colombia had been higher than expected during the first five months of produc-tion which commenced in December 1997. Further testing of the wells was completed during the current quarter. An analysis of the test results by the Company's independent reserve engineers has been completed and the results of the revised reserve report as of June 30, 1998 are presented below.

Assumptions used in determining proved reserves and future net cash flows are:

- Condensate and natural gas liquid reserves produced in association with the natural gas are a function of the natural gas reserves.
- The Company's share of reserves and future net cash flows is 15.444375%, subject to a royalty of 20% payable to the Colombian government.
- Prices of $12.45 and $18.64 per barrel of condensate and natural gas liquids and $0.82 and $1.09 per million British Thermal Units of natural gas are used in the cash flow projections for June 30, 1998 and September 30, 1997, respectively. These prices were determined in accordance with the terms of executed sales contracts. Both prices are held constant through the life of the properties. Production costs and capital costs were projected at current price levels.
- Pipeline capital and operating costs are not included in the cash flow projections because these costs will be recovered through pipeline tariffs.
















                                    16

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                               JUNE 30, 1998

                     (All Dollar Amounts in Thousands)


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

Estimates of oil and gas proved reserves and production, all located in Colombia, are as follows:
                                                  Oil (a)          Gas
                                                  (MBBLS)        (MMCF)
                                               -------------  -------------
Proved reserves, September 30, 1996                   2,337         61,561

  Revisions in previous estimates                      (394)        (9,085)
                                               -------------  -------------
Proved reserves, September 30, 1997                   1,943         52,476

  Production                                            (63)        (1,435)
  Revisions in previous estimates                    (1,862)       (50,672)
                                               -------------  -------------
Proved reserves, June 30, 1998                           18            369
                                               =============  =============
  (a) All condensate and natural gas liquids.

As of June 30, 1998, all of the above reserves are classified as proved developed. As of September 30, 1997, 671 mbbls and 18,176 mmcf of the above
reserves were classified as proved developed.   For 1996, none of the reserves
were classified as proved developed.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
---------------------------------------------------------------------------
Reserves
--------

The following table sets forth the computation of the standardized measure of discounted future cash flows relating to proved reserves. The standardized measure is the estimated future cash inflows from proved reserves less estimated future production and development costs, estimated future income taxes and a discount factor. Future cash inflows represent expected revenues from the production of proved reserves based on prices in existence at the period end. Escalation based on inflation, regulatory changes and supply and demand are not considered. Estimated future production and development costs related to future production of reserves are based on historical information, as available, and estimates drawn from similar gas fields in other locations. Such costs include, but are not limited to, production, drilling development wells and installation of production facilities. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using tax rates legislated in Colombia. Consideration is given to the effects of permanent differences, utilization of net operating loss carryforwards, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.
                                    17

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                               JUNE 30, 1998

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

                                               For the nine      For the
                                               months ended    year ended
                                               June 30, 1998  Sep. 30, 1997
                                               -------------  -------------

Future cash inflows                                    $624        $96,223
Future production costs                                (586)       (40,239)
Future development costs                                 --        (27,028)
Future income tax expenses                               --             --
                                               -------------  -------------
  Net future cash flows                                  38         28,956
10% annual discount for estimated timing
  of cash flows                                          (1)       (12,942)
                                               -------------  -------------
Standardized measure of discounted
  future net cash flows                                 $37        $16,014
                                               =============  =============

The principal sources of changes in the standardized measure of discounted future cash flows between June 30, 1998 and September 30, 1997 are as follows:

                                               For the nine      For the
                                               months ended    year ended
                                               June 30, 1998  Sep. 30, 1997
                                               -------------  -------------

Net change due to revisions in quantity estimat    $(29,867)       $(5,530)
Changes in estimated future development costs        14,946         (1,324)
Net change due to changes in prices and production
  costs                                                (370)       (12,532)
Previously estimated development costs incurred
  during the period                                      --         11,056
Net change in income taxes                               --          6,991
Accretion of discount                                 1,201          1,965
Production, net of costs                                (27)            --
Other                                                (1,860)        (4,265)
                                               -------------  -------------

                                                   $(15,977)       $(3,639)
                                               =============  =============

                          HONDO OIL & GAS COMPANY
           SUPPLEMENTARY INFORMATION ABOUT OIL AND GAS PRODUCING
                    ACTIVITIES AND RESERVES (UNAUDITED)
                               JUNE 30, 1998

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



                                               For the nine      For the
                                               months ended    year ended
                                               June 30, 1998  Sep. 30, 1997
                                               -------------  -------------

Revenues                                             $2,617             $4
Production costs                                     (2,590)        (2,758)
Exploration expenses                                 (8,576)           (27)
Depreciation, depletion and amortization               (931)            --
                                               -------------  -------------
                                                     (9,480)        (2,781)
Income tax benefit                                       --         (1,102)
                                               -------------  -------------
Results of operations from exploration
  and production activities (excluding
  corporate overhead and interest)                  $(9,480)       $(1,679)
                                               =============  =============

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       GENERAL DISCUSSION


       Introduction
       ------------
       Please refer to our previously filed Annual Report on Form 10-K for the year ended September 30, 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 for an introduction and background on the Company and its prior activities. This general discussion will address certain of the previously identified open and unresolved Opon issues.


       Opon Exploration
       ----------------
       As previously reported, the Company and Amoco Colombia had a dispute regarding audit exceptions for the Opon Project for years 1994, 1995 and 1996 which had been submitted to arbitration. The parties met in July 1998 and have significantly reduced the number and scope of audit exceptions on which they disagree. Final resolution of the entire dispute should reached in the near future. The Company has also approved the 1996 and 1997 joint operating committee budgets in their entirety and no longer has any disputes regarding overhead operating expenses. This has not resulted in any adjustments to the Company's financial statements since the Company had previously expensed all disputed overhead operating expenses as incurred. The Company has agreed with Amoco Colombia on a settlement of all claims related to equipment failure with suppliers to the Opon 6 well, except for the claim with the supplier of the TCP guns that initially failed to fire. If this remaining dispute is not resolved within 30 days the Company will consider filing an arbitration claim in London, UK pursuant to the contract. The settlements have already resulted, and will result, in partial payments of outstanding invoices to several suppliers and will further increase the amount the Company owes Amoco Colombia but will reduce the Company's accrued liabilities. There is still no resolution of the dispute with Comision de Regulacion de Energia y Gas ("CREG") over the pipeline tariffs and the Company continues to accrue the pipeline tariff overpayment as a liability. There is still no resolution with Ecopetrol regarding the take or pay contract and the Company has not accrued the related $5.2 million invoice in its financial statements.

       In April 1998 the Company announced that the rate of decline in production from its Opon No. 3 and Opon No. 4 gas wells in Colombia had been higher than expected during the first five months of production. Recent testing of the wells is complete. An analysis of the test results by the Company's independent reserve engineers has concluded that it will become uneconomic (operating costs will exceed operating revenues) to produce the wells before the end of fiscal 1998 and that the drilling of additional wells would be uneconomic (net profit over the life of a new well would be less than the cost to drill it). In its annual report for the year ended September 30, 1997, the Company reported proved reserves of 52.5 billion cubic feet of natural gas and
       1.9 million barrels of associated liquids, for which the present value of net cash flows was $16.0 million. As a result of the significant declines in production observed since December 1997 and the recently completed testing, proved reserves as of June 30, 1998 are now estimated to be 0.4 billion cubic feet of natural gas and 0.02 million barrels of associated liquids, for which the present value of net cash flows is less than $0.1 million.

       The current production revenue from the Opon Nos. 3 and 4 wells continues to decline and net cash flow to the Company's interest is expected to turn negative before the end of the fiscal year. No additional wells are planned to be drilled by Amoco Colombia in the Opon concession contract area. The Company has commenced negotiations with Amoco Colombia for a voluntary surrender of its working interest in the Opon concession pursuant to the joint operating agreement in exchange for a release of our liabilities which include $5.5 million in current charges and $27.1 million under the Funding Agreement as of June 30, 1998. There are no assurances that these negotiations will be successful. Amoco Colombia has the option to place Hondo Magdalena into default on or after October 15, 1998 and Hondo Magdalena has a 30 day period to cure the default or lose the interest in the Opon concession contract. The Company does not have the financial resources to cure the potential default, if declared by Amoco Colombia, and does not have any known possibility of outside financing. In July 1998, Amoco Colombia announced that it would write off a significant amount of its Opon investment.

       At June 30, 1998, the Company was indebted to its majority shareholder, Lonrho Plc, and its affiliates in the aggregate amount of $112.5 million. Management believes it will be impossible for the Company to comply with an existing loan covenant to increase reserves in the Opon area by 13 billion cubic feet of gas by October 1, 1998. The Company has not received a notice of default from Lonrho Plc. The Company does not know if Lonrho plans to foreclose on its security interest in the shares of Hondo Magdalena.


       Stock Exchange Listing
       ----------------------
       The Company has withdrawn its appeal of the delisting decision by the American Stock Exchange and the shares of the Company's common stock are no longer traded on that exchange. The shares are now traded over the counter on the electronic bulletin board under the symbol HOGL.


       Discontinued Operations
       -----------------------
       Two of the Company's former business segments, refining and marketing operations and real estate operations were discontinued in 1991. No change in the status of these discontinued operations from that reported in the Company's 1997 Annual Report on Form 10-K occurred during the current period except that Via Verde Development Company, a wholly-owned subsidiary of the Company, entered into a contract for the sale of one
       of the Company's two real estate tracts in May 1998.   The contract for
       the Via Verde property, consisting of 11.5 acres of undeveloped land, is for $3.13 million and is expected to close in October 1998. Proceeds from that sale are pledged and would be paid to Lonrho under its existing loan agreements and a mortgage to Lonrho executed in 1993 in connection with a new advance of funds by Lonrho at that time.

       RESULTS OF OPERATIONS


       Quarters Ended June 30, 1998 and 1997
       -------------------------------------
       Results of continuing operations for the quarter ended June 30, 1998 amounted to a net loss of $4.3 million, or 31 cents per share. The Company reported a net loss from continuing operations of $2.7 million, or 19 cents per share, for the quarter ended June 30, 1997. No losses from discontinued operations were reported for either period. In addition, for the quarter ended June 30, 1998, the Company had an extraordinary gain from the forgiveness of debt of $3.6 million (as more fully described in Liquidity and Capital Resources), or 26 cents per share, and an extraordinary loss from the write-off of its Colombian assets of $40.0 million, or $2.90 per share, arising from the extreme downward adjustment of its oil and gas reserves as more fully described above. The net loss for the quarter ended June 30, 1998 amounted to $40.7 million, or $2.95 per share.

       Production from the Opon field commenced in December 1997. The Company's share of Opon production during the current quarter amounted to 597,670 mmbtu sold for an average price of $1.15 per mmbtu and 27,355 barrels of condensate and natural gas liquids sold for an average price of $12.20 per barrel. In addition, the Company recorded tariff revenues on 667,193 mcf at an average price of 25 cents per mcf. Due to an unexpected drop in pressure and related production from the Opon No. 3 and No. 4 wells during the third quarter, the revenue was considerably lower than planned and anticipated. The total mmbtu sold declined from 913,131 for the quarter ended March 31, 1998 to 597,670 for the current quarter. By contract, the Company's gas price is equal to the Colombian Resolution 61 price which adjusts semi-annually based on world fuel oil prices. The Resolution 61 price changed from $1.15 per mmbtu to 85 cents per mmbtu on July 1, 1998.

       Net operating profit (defined as operating revenue less operating expenses, depreciation, depletion, and amortization, and overhead, Colombian operations) improved by $0.4 million between the periods as a result of the commencement of production in December 1997.

       The level of the Company's debts to Lonrho Plc and to Amoco Colombia under the Funding Agreement have increased by approximately $21.4 million between June 30, 1997 and June 30, 1998. Interest expense increased by $1.8 million between the quarters because of the increased debt levels and because interest is no longer being capitalized for the pipeline construction.


       Six months ended June 30, 1998 and 1997
       ---------------------------------------
       Results of continuing operations for the nine months ended June 30, 1998 amounted to a net loss of $19.4 million, or $1.41 per share. The Company reported a net loss from continuing operations of $8.2 million, or 59 cents per share, for the nine months ended June 30, 1997. No losses from discontinued operations were reported for either period. In addition, for the nine months ended June 30, 1998, the Company had an extraordinary gain from the forgiveness of debt of $3.6 million (as more fully described in Liquidity and Capital Resources), or 26 cents per share, and an extraordinary loss from the write-off of its Colombian assets of $40.0 million, or $2.90 per share, arising from the extreme downward adjustment of its oil and gas reserves as more fully described above. The net loss for the nine months ended June 30, 1998 amounted to $55.8 million, or $4.05 per share.

       Net operating profit (defined as operating revenue less operating expenses, depreciation, depletion, and amortization, and overhead, Colombian operations) improved by $1.5 million between the periods as a result of the commencement of production in December 1997.

       The Company has charged its entire cost of $8.6 million for the unsuccessful Opon No. 14 well to costs of exploration and dry holes during the current period. No comparable expense was incurred in the prior period.

       Interest expense increased by $3.9 million between the nine-month periods because of the increased debt levels and because interest is no longer being capitalized for the pipeline construction.


       LIQUIDITY AND CAPITAL  RESOURCES

       The Company reached a settlement with Phillips Petroleum on July 14, 1998 for $0.1 million pursuant to its obligation/liability of $1.2 million. The Company reached a settlement with the City of Long Beach, California on July 10, 1998 for $0.2 million pursuant to its obligation/liability of $1.7 million. The Company reached a settlement with the trustee of the Newhall Industrial Development Revenue bonds on July 27, 1998 that becomes fully effective after 90 days for $0.1 million pursuant to its obligation/liability of $1.0 million. The Company did not make a scheduled interest payment of $0.1 million on the Newhall Pollution Control Revenue bonds (amounting to principal and accrued interest of $2.0 million as of June 30, 1998). The bond Trustee has not issued a notice of default. The Company is in settlement discussions with the U.S. Small Business Administration as guarantor and payer of the bonds for the same payoff rate of ten cents on the dollar. The Company has not reached any settlement with Lonrho Plc on its June 30, 1998 obligation of $114.6 in principal and accrued interest or with Amoco Colombia on its June 30, 1998 obligation of $27.1 in principal and accrued interest and the Company does not have the available cash resources to make any settlement, even at the ten cents on the dollar deployed in prior settlements.

       The Company has previously accrued a contingent liability in the amount of $3.2 million with regard to demands upon it relating to a challenged assessment by the State of California against Fletcher Oil & Refining Company ("Fletcher", a former subsidiary of the Company) for alleged fuel tax deficiencies. The Company believes the assessment of the State of California was unjustified and the amounts alleged by the State to be owing can be substantially reduced, if not eliminated completely through the review process provided by law. A lawsuit was brought against the Company by Signal Treating Service, Inc. ("Signal") which was not a party to the contract in which the stock of Fletcher was sold. In the lawsuit Signal is seeking payment by the Company of the State's current assessment of $5.7 million. The Company's counsel in the litigation has advised that it has valid defenses against the lawsuit which is not expected to go to trial before August 1999. If the Company is not successful in the lawsuit it will not have the funds, and will have no known means of obtaining the funds, to pay any judgment in the order of the amount demanded by the plaintiff or in the amount currently booked as a contingent liability or in any significant amount. Whatever rights the Company has with regard to a letter from Lonrho Plc which created the possibility that Lonrho might provide funds relating to the contingent liability if an actual liability was established by the end of fiscal 1998, will expire at the end of fiscal 1998 well before the issue of alleged liability will be decided. The Company has not been successful to date in negotiating a settlement in this litigation.

       The Company does not have any source of new cash from available or new facilities. Based upon the Company's current cash position, management believes it has enough resources to settle the remaining Newhall bond issue and to settle with its other remaining small creditors for the same settlement rate of ten cents on the dollar paid to other creditors. The Company does not have the financial resources to make any payments to Amoco Colombia or Lonrho Plc except for the previously mentioned payment to Lonrho Plc upon the sale of the Via Verde property. The Company currently has four employees and continues to downsize its operation and ongoing expenses to conserve its minimum cash resources. Management is considering available alternatives in light of its current financial situation which may include, among others, continued negotiations with its existing creditors, dissolution of the Company, or a filing under the appropriate bankruptcy law.


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

       (b) One report on Form 8-K was filed during the quarter ended June 30, 1998:

            1) Form 8-K filed April 13, 1998 to report the Opon No. 14 well to be a dry hole and to report initial concerns over declines in production pressures and volumes from the Opon No. 3 and No. 4 wells.


                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HONDO OIL & GAS COMPANY
                                             (Registrant)

       Date: August 11, 1998                 /s/ Stanton J. Urquhart
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

       27                Financial Data Schedule